Form 10-Q
period 1996-03-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1996-05-14
CIK 915194

                                    FORM 10Q



                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 33-71944


                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
             (Exact name of Registrant as specified in its charter)


                CALIFORNIA                                      93-1122553
      (State or other jurisdiction                             (IRS Employer
    of incorporation or organization)                       Identification No.)


    650 CALIFORNIA STREET, 16TH FLOOR
        SAN FRANCISCO, CALIFORNIA                                  94108
(Address of Principal Executive Offices)                         (ZIP Code)


                                 (415) 434-0551
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [ ]

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS



                                                                                  PAGE


ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995......    3

         Statements of Earnings for the three months
         ended March 31, 1996 and 1995 (unaudited)..............................    4

         Statements of Partners' Capital  for the three months
         ended March 31, 1996 and 1995 (unaudited)..............................    5

         Statements of Cash Flows for the three months
         ended March 31, 1996 and 1995 (unaudited)..............................    6

         Notes to Financial Statements (unaudited)..............................    9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..................................................   13

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995
                             (Amounts in thousands)


                                                        1996          1995
                                                      --------       -------
                                                     (unaudited)
ASSETS
Container rental equipment, net of accumulated
  depreciation of $5,601 (1995: $4,488)............   $69,701        65,926
Cash and cash equivalents (note 1).................     4,871         1,372
Accounts receivable, net of allowance
  for doubtful accounts of $191 (1995: $151).......     2,671         3,043
Organization costs, net of accumulated
  amortization of $83 (1995: $70)..................       179           192
Prepaid expenses...................................        16            25
                                                      -------        ------
                                                      $77,438        70,558
                                                      =======        ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable.................................   $   263           226
  Accrued liabilities..............................       535           526
  Due to affiliates (note 3).......................       344           629
  Equipment purchases payable......................     2,598         1,168
  Note payable to bank (note 5)....................     2,500        10,000
                                                      -------        ------
      Total liabilities............................     6,240        12,549
                                                      -------        ------

Partners' capital:
  General partners.................................        --             2
  Limited partners.................................    71,198        58,007
                                                      -------        ------
      Total partners' capital......................    71,198        58,009
                                                      -------        ------
Commitments (note 6)...............................
                                                      $77,438        70,558
                                                      =======        ======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

               For the three months ended March 31, 1996 and 1995
           (Dollar amounts in thousands except for per unit amounts)
                                  (Unaudited)

                                                          1996         1995
                                                       ----------    ---------
Rental income........................................  $    3,370        1,622
                                                       ----------    ---------
Costs and expenses:
  Direct container expenses..........................         603          230
  Bad debt expense...................................          41           14
  Depreciation and amortization......................       1,129          454
  Professional fees..................................          16           22
  Management fees to affiliates (note 3).............         311          136
  General and administrative costs
     to affiliates (note 3)..........................         243          112
  Other general and administrative costs.............          13           12
                                                       ----------    ---------
                                                            2,356          980
                                                       ----------    ---------
    Income from operations...........................       1,014          642
                                                       ----------    ---------
Other (expense) income:
  Interest expense, net..............................        (142)        (272)
  Gain on sales of containers........................          37           10
                                                       ----------    ---------
                                                             (105)        (262)
                                                       ----------    ---------
    Net earnings.....................................  $      909          380
                                                       ==========    =========
Allocation of net earnings (note 3):
  General Partners...................................  $       16            5
  Limited Partners...................................         893          375
                                                       ----------    ---------
                                                       $      909          380
                                                       ==========    =========

Limited partners' per unit share of net earnings.....       $0.24        $0.31
                                                            =====        =====
Limited partners' per unit share of distributions....       $0.45        $0.37
                                                            =====        =====
Weighted average number of limited
  partnership units outstanding......................   3,731,354    1,194,834
                                                        =========    =========



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                  (Unaudited)

                                                     PARTNERS' CAPITAL
                                              --------------------------------
                                              GENERAL      LIMITED      TOTAL
                                              -------      -------     -------
Balances at January 1, 1995..................  $  2         16,062      16,064

Proceeds from sale of limited
  partnership units..........................    --         10,853      10,853

Distributions................................    (5)          (446)       (451)

Syndication and offering costs...............    --         (1,603)     (1,603)

Net earnings.................................     5            375         380
                                               ----         ------      ------
Balances at March 31, 1995...................  $  2         25,241      25,243
                                               ====         ======      ======

Balances at January 1, 1996..................  $  2         58,007      58,009

Proceeds from sale of limited
  partnership units..........................    --         15,789      15,789

Syndication and offering costs...............    --         (1,819)     (1,819)

Distributions................................   (18)        (1,672)     (1,690)

Net earnings.................................    16            893         909
                                               ----         ------      ------
Balances at March 31, 1996...................  $ --         71,198      71,198
                                               ====         ======      ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                                1996            1995
                                                            ------------    ------------
Cash flows from operating activities:
  Net earnings......................................        $        909             380
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation..................................               1,116             441
      Provision for doubtful accounts...............                  40              14
      Gain on sales of container rental equipment...                 (37)            (10)
      Amortization of organization costs............                  13              13
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable..                  95            (119)
        Decrease in prepaid expenses................                   9               5
        Organizational costs........................                  --             (43)
        Increase (decrease) in accounts payable and
          accrued liabilities.......................                  29            (105)
        Decrease in due to affiliates...............                 (97)           (159)
                                                            ------------    ------------
        Net cash provided by operating activities...               2,077             417
                                                            ------------    ------------
Cash flows from investing activities:
  Proceeds from sales of container rental
    equipment.......................................                 118              58
  Container purchases...............................              (3,782)         (4,406)
  Cash collateral deposit...........................                  --           2,690
                                                            ------------    ------------
        Net cash used in investing activities.......              (3,664)         (1,658)
                                                            ------------    ------------
Cash flows from financing activities:
  Proceeds from sales of limited partnership units..              16,026          10,853
  Syndication and offering costs....................              (1,797)         (1,375)
  Distributions to partners.........................              (1,643)           (447)
  Repayments of borrowings under revolving
    credit line.....................................              (7,500)         (5,000)
                                                            ------------    ------------
         Net cash provided by financing activities..               5,086           4,031
                                                            ------------    ------------
Net increase in cash................................               3,499           2,790

Cash and cash equivalents at beginning of period....               1,372           3,767
                                                            ------------    ------------
Cash and cash equivalents at end of period..........        $      4,871           6,557
                                                            ============    ============
Interest paid during the period.....................        $        263             391
                                                            ============    ============

See accompanying notes to financial statements


                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, organizational costs, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of March 31, 1996 and 1995 and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.


                                                                   March 31          Dec. 31        March 31         Dec. 31
                                                                       1996             1995            1995            1994
                                                                   --------          -------        --------         -------
Equipment purchases included in:
   Due to affiliates .......................................          $  190             453             152             145
   Equipment purchases payable .............................           2,598           1,168           2,827             245

Organizational costs included in:
   Due to affiliates .......................................              --              --              --              43

Distributions to partners included in:
   Due to affiliates .......................................              34               4               1              13
   Accounts payable and accrued liabilities ................              97              80              31              15

Proceeds from sale of limited partnership units included in:
   Accounts receivable .....................................              --             237              --              --

Syndication and offering costs included in:
   Due to affiliates .......................................             113              91             265              37

Proceeds from sale of rental equipment included in:
   Due from affiliates .....................................              30              53              22              17

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


The following table summarizes the amounts of equipment purchases, organizational costs, distributions to partners, sale of limited partnership units, syndication and offering costs and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.


                                                                         1996             1995
                                                                         ----             ----

Equipment purchases recorded ...............................          $ 4,949            6,995
Equipment purchases paid ...................................            3,782            4,406

Organizational costs recorded ..............................               --               --
Organizational costs paid ..................................               --               43

Distributions to partners declared .........................            1,690              451
Distributions to partners paid .............................            1,643              447

  Proceeds from sale of limited partnership units recorded..           15,789           10,853
  Proceeds from sale of limited partnership units received..           16,026           10,853

Syndication and offering costs recorded ....................            1,819            1,603
Syndication and offering costs paid ........................            1,797            1,375

Proceeds from sale of container rental equipment recorded ..               95               63
Proceeds from sale of container rental equipment received ..              118               58

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31 , 1996
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

         The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1996 and 1995, have been made.

         The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

         For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  ACQUISITION OF EQUIPMENT

         During the three-month periods ended March 31, 1996 and 1995, the Partnership purchased container rental equipment with a cost of $4,949 and $6,995, respectively.

NOTE 3.  TRANSACTIONS WITH AFFILIATES

         Textainer Capital Corporation (TCC) is the Managing General Partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited
         (TL) are the Associate General Partners of the Partnership. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited
         (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, is the Managing Sales agent for the offering of Units for sale.

         In accordance with the Partnership Agreement, the net earnings or losses and partnership distributions are allocated 99% to the limited partners and 1% to the General Partners with the exception of gross income as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts show a deficit.

         As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $170 and $210 of equipment acquisition fees as part of Equipment costs during the three-month periods ended March 31, 1996

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

         and 1995, respectively and incurred $75 and $23 of incentive management fees during the respective periods. No equipment liquidation fees were incurred in either period.

         The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is netted in the amount due to affiliates at March 31, 1996 and December 31, 1995.

         Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $236 and $114 for the three-month periods ended March 31, 1996 and 1995, respectively. The Partnership's Equipment is leased by TEM to third- party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

         Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM for the period. Indirect general and administrative costs allocated to the Partnership were $199 and $95 for the three-month periods ended March 31, 1996 and 1995, respectively.

         TCC, in its capacity as managing general partner, also incurred general and administrative costs of $44 and $17 for the three-month periods ended March 31, 1996 and 1995, respectively, which were reimbursed by the Partnership.

         The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any Equipment resold to the Partnership.

         The Partnership pays a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC pays commissions to independent participating broker/dealers who participate in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions are determined by the volume of Units sold to each investor by the broker/dealers. Additionally, the General Partners and TSC are entitled to be reimbursed by the Partnership for certain organizational and offering costs, incurred in connection with the organization of the Partnership, up to a maximum of 6% of gross proceeds raised as allowed by the Partnership Agreement.

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

         As of March 31, 1996 and December 31, 1995, due to affiliates are comprised of:

                                                                             1996          1995
                                                                             ----          ----

         Due to TEM .......................................................  $  6           142
         Due to TSC .......................................................    35            41
         Due to TAS .......................................................   170           392
         Due to TL ........................................................    29            15
         Due to TCC .......................................................   104            39
                                                                             ----          ----

                                                                             $344           629
                                                                             ====           ===

         These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and collection of net rental revenues by TEM.

         It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which were outstanding for more than one month to the extent such balances relate to loans for equipment purchases. Interest is charged to the Partnership at the Prime Rate plus certain margins based on TGH's leverage ratio. There was no intercompany interest incurred for the three-month period ended March 31, 1996 or the equivalent period in 1995.

NOTE 4.  RENTALS UNDER OPERATING LEASES

         The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1996:

                Year ended March 31:

                1997                                             $1,102
                1998 ..................................             145
                1999 ..................................              92
                2000 ..................................              57
                2001 ..................................               1
                                                                 ------

                Total minimum future rentals receivable          $1,397
                                                                 ======

NOTE 5.  REVOLVING CREDIT LINE

         The Partnership has a short-term revolving credit line with an available limit of $15,000,000 which is available for equipment purchases. On June 19, 1995, the maturity of this credit line was extended to December 31, 1995. On December 20, 1995, the loan agreement was amended to extend the maturity date to May 31, 1996. Should it not be renewed upon its expiration, as long as the Partnership and the General Partners are not in default of the agreement, the credit facility will convert to a four-year term loan. Balances borrowed under this credit facility bear interest at either the Prime Rate (8.25% at March 31, 1996) plus .25% or the London Interbank Offered Rate (LIBOR) plus 2.00% and are secured by all assets of the Partnership. The Partnership pays a commitment fee of 1/2% on the unused portion of the credit facility. This fee, as well as the interest on any amounts borrowed, is payable quarterly in arrears. The Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus any cash collateral. At March 31, 1996, the Partnership had an outstanding balance of $2,500 under this facility. Subsequent to March 31, 1996, this remaining balance has been repaid.

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

NOTE 6.  COMMITMENTS

         At March 31, 1996, the Partnership has committed to purchase 182 containers at an approximate total purchase price of $729 which includes acquisition fees of $35. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership began its offering of limited partnership interests to the public on May 1, 1994. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and had received offering proceeds totaling $83,185 as of March 31, 1996. The Partnership subsequently closed its offering on April 29, 1996 at $89,295.

During the three-month period ended March 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through February 1996 in the amount of $1,672. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $779 of these distributions were a return of capital and the balance was from net earnings.

The Partnership's policy is to maintain minimum working capital reserves in an amount equal to 1% of aggregate offering proceeds during the offering period and until proceeds received in the offering (less reserves) are invested in Equipment. Thereafter, working capital reserves may be established at such levels as the Managing General Partner deems necessary to serve the best interest of the Partnership, but in no event less than the lesser of (i) 1% of aggregate offering proceeds; or (ii) $100. (See "Business of the Partnership:
Reserves" in the Prospectus.) The Partnership invests working capital and cash flow from operations prior to its distribution to the Partners in short-term, liquid investments. At March 31, 1996, the Partnership's cash of $4,871 was primarily invested in money market accounts.

For the three-month period ended March 31, 1996, the Partnership had net cash provided by operating activities of $2,077 compared with net cash provided by operating activities of $417 for the same period in 1995. This increase was primarily attributable to an increase in rental income as the container fleet grew.

While it is expected that net cash from operating activities will continue to improve during the initial purchase and lease-up phase of the Partnership, such improvement may be tempered by the fact that the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could further affect these rates.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1996 was $3,664 compared with $1,658 for the same period in 1995. The Partnership purchased more equipment in the three-month period ended March 31, 1995 than in the comparable period in 1996. However, net cash used in investing activities for the period ended March 31, 1995 was lower than in the comparable period in 1996 because of the return of restricted funds previously held as collateral for the revolving credit facility, which offset equipment purchases.

The Partnership has a short-term revolving credit line with an available limit of $15,000 which is available for equipment purchases. The Partnership can borrow an amount up to the sum of 60% of the net book value of Equipment plus any cash collateral and balances borrowed under this facility are secured by all assets of the Partnership. On December 20, 1995, the loan agreement was amended to extend the maturity date to May 31, 1996. During the quarter ended March 31, 1996, the Partnership repaid $7,500 of the credit facility and as of March 31, 1996, the Partnership had an outstanding balance of $2,500 under this facility. This remaining balance was repaid in full subsequent to March 31, 1996.

At March 31, 1996, the Partnership had committed to purchase 182 containers at an approximate total price of $729 which includes acquisition fees of $35. At March 31, 1996, the Partnership had cash on hand of $4,871 to meet these commitments. In the event the Partnership decides not to purchase the equipment, one of the General Partners or its affiliates will retain the equipment for its own account.

RESULTS OF OPERATIONS

Because the Partnership has only recently been formed, the results of its operations for the three-month periods ended March 31, 1996 and 1995 are not representative of the expected results after the discontinuation of the offering and the completion of the purchase of the initial portfolio of Equipment. The Partnership generated net earnings of $909 and $380 for the three months ended March 31, 1996 and 1995, respectively. These financial results include non-cash depreciation expenses of $1,116 and $441 for the respective periods.

The Partnership's income from operations, which consists of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was $1,014 and $642, respectively, for the three-month periods ended March 31, 1996 and 1995. Rental income for the same periods was $3,370 and $1,622, respectively. These increases were directly related to the size of the container fleet. The following is a summary of the size of the container fleet (in units) available for lease at the end of each quarter since the inception of the Partnership on July 15, 1993 through March 31, 1996:

                       September 30, 1993..           2,176
                       December 31, 1993...           2,660
                       March 31, 1994 .....           4,060
                       June 30, 1994 ......           5,992
                       September 30, 1994..           8,205
                       December 31, 1994..            8,797
                       March 31, 1995 .....          10,400
                       June 30, 1995 ......          16,356
                       September 30, 1995..          19,599
                       December 31, 1995..           21,345
                       March 31, 1996 .....          22,919

Rental income and direct container expenses are also affected by the lease utilization percentages for the Equipment which were 84% on average during the three months ended March 31, 1996 and 89% during the three months ended March 31, 1995.

The Partnership's results of operations may be affected by other economic factors. For Textainer's container fleet, utilization rates rose during the first three quarters of 1995, but began to decrease during the last quarter and has continued to decline for all Equipment types owned by the Partnership in the first quarter of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger container lessees. Additionally, as previously discussed, shipping lines, which will be the principal lessees of the Partnership's equipment, are currently anticipating further over-capacity, which may adversely affect rental payments and/or rates and utilization.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

Direct container expenses (excluding bad debt expense), which increased from $230 during the three months ended March 31, 1995 to $603 for the three months ended March 31, 1996, increased as a percentage of rental income from 14% to 18% during the respective periods. The relative increase in these costs as a percentage of rental income was attributable to the decrease in utilization.

As a percentage of rental income, bad debt expense of $41 for the three months ended March 31, 1996 was slightly higher than expenses of $14 for the comparable period in 1995 at 1.2% and .9%, respectively.

Depreciation and amortization expenses increased by $675 from the three-month period ended March 31, 1995 to the same period in 1996. This is consistent with the increase in fleet size between the two periods.

Management fees to affiliates were 9.2% of rental income in the three-month period ended March 31, 1996 and 8.4% of rental income for the equivalent period in 1995. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and capital raised, were 2.2% of rental income in the three months ended March 31, 1996 and 1.4% of rental income in the comparative period in 1995. The increased percentage between periods reflects the increase in capital subject to distributions. Equipment management fees were 7% of rental income for both years.

General and administrative costs to affiliates increased by $131 from the three-month period ended March 31, 1995 compared to the same period in 1996. These costs, which are primarily overhead costs allocated by TEM, are allocated based on fleet size which has increased in the respective periods.

Other expense, net, decreased from $262 for the three-month period ended March 31, 1995 to $105 for the comparable period in 1996. This change was comprised of a decrease in net interest expense of $130 offset by an increase in the gain on sales of equipment of $27. Interest expense decreased because of a lower outstanding balance under the credit facility during the three months ended March 31, 1996 compared to the same period in 1995.

Net earnings per limited partnership unit decreased from $0.31 for the three-month period ended March 31, 1995 to $0.24 for the same period in 1996. Despite the growth in net earnings, which increased from $380 during the three-month period ended March 31, 1995 to $909 in the same period of 1996, the average outstanding units increased at a greater rate, resulting in a decrease in earnings on a per unit basis.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Partnership's equipment, and the effect of demand for world trade and/or general business and economic cycles on the Partnership's operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                  (A California Limited Partnership)

                                  By Textainer Capital Corporation
                                  The Managing General Partner



                                  By /s/John R. Rhodes
                                     ----------------------------------------
                                     John R. Rhodes
                                     Executive Vice President


Date: May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                              Title                                    Date


/s/James E. Hoelter                    President (Principal Executive           May 10, 1996
- - -------------------------              Officer) and Director
James E. Hoelter



/s/John R. Rhodes                      Executive Vice President,                May 10, 1996
- - -------------------------              (Principal Financial and
John R. Rhodes                         Accounting Officer)
                                       Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit No.
- - -----------
    27          Financial Data Schedule