Form 10-Q
period 1996-06-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1996-08-14
CIK 915194

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         COMMISSION FILE NUMBER 0-25946


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

                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS



                                                                                                           PAGE
ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . . . . . .          3

         Statements of Earnings for the six and three months
         ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .          4

         Statements of Partners' Capital  for the six months
         ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .          5

         Statements of Cash Flows for the six months
         ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .          6

         Notes to Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .          9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      June 30, 1996 and December 31, 1995
                             (Amounts in thousands)


                                                                      1996            1995
                                                                   -----------     -----------
                                                                   (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $6,774 (1995:  $4,488)                         $    72,809          65,926
Cash and cash equivalents (note 1)                                      2,039           1,372
Accounts receivable, net of allowance
   for doubtful accounts of $208 (1995: $151)                           2,788           3,043
Due from affiliates (note 3)                                               62               -
Organization costs, net of accumulated amortization
   $96 (1995: $70)                                                        166             192
Prepaid expenses                                                            8              25
                                                                  -----------     -----------

                                                                  $    77,872          70,558
                                                                  ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                               $       322             226
   Accrued liabilities                                                    197             294
   Accrued damage protection plan costs (note 7)                          316             232
   Due to affiliates (note 3)                                             351             629
   Equipment purchases payable                                          1,291           1,168
   Note payable to bank (note 5)                                            -          10,000
                                                                  -----------     -----------

      Total liabilities                                                 2,477          12,549
                                                                  -----------     -----------

Partners' capital:
   General partners                                               $         2               2
   Limited partners                                                    75,393          58,007
                                                                  -----------     -----------

      Total partners' capital                                          75,395          58,009
                                                                  -----------     -----------

Commitments (note 6)
                                                                  $    77,872          70,558
                                                                  ===========     ===========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

           For the six and three months ended June 30, 1996 and 1995 (Dollar amounts in thousands except for per unit amounts)
                                  (Unaudited)


                                                 SIX MONTHS    THREE MONTHS      SIX MONTHS    THREE MONTHS
                                                      ENDED           ENDED           ENDED           ENDED
                                              JUNE 30, 1996   JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1995
                                              -------------   -------------   -------------   -------------
Rental Income                                 $       6,687           3,317           3,830           2,209
                                              -------------   -------------   -------------   -------------

Costs and expenses:
   Direct container expenses                          1,199             596             566             336
   Bad debt expense                                      63              22              36              22
   Depreciation and amortization                      2,326           1,197           1,060             606
   Professional fees                                     31              15              37              16
   Management fees to affiliates (note 3)               635             324             326             189
   General administrative costs                         468             225             285             173
     to affiliates (note 3)
   Other general and administrative costs                26              13              24              12
                                              -------------   -------------   -------------   -------------

                                                      4,748           2,392           2,334           1,354
                                              -------------   -------------   -------------   -------------

   Income from operations                             1,939             925           1,496             855
                                              -------------   -------------   -------------   -------------

Other income (expense):
   Interest income                                        -               -             108             108
   Interest expense                                    (155)            (13)           (498)           (226)
   Gain (loss) on sales of containers                    56              19               4              (6)
                                              -------------   -------------   -------------   -------------

                                                        (99)              6            (386)           (124)
                                              -------------   -------------   -------------   -------------

   Net earnings                               $       1,840             931           1,110             731
                                              =============   =============   =============   =============

Allocation of net earnings (note 3):
   General Partners                           $          39              23              12               7
   Limited Partners                                   1,801             908           1,098             724
                                              -------------   -------------   -------------   -------------

                                              $       1,840             931           1,110             731
                                              -------------   -------------   -------------   -------------


Limited partners' per unit share                      $0.45           $0.20           $0.79           $0.41
   of net earnings
                                              =============   =============   =============   =============

Limited partners' per unit share                      $0.93           $0.46           $0.84           $0.41
   of distributions
                                              =============   =============   =============   =============
Weighted average number of limited
   partnership units outstanding                  3,984,542       4,463,915       1,391,367       1,784,057
                                              =============   =============   =============   =============



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (Unaudited)

                                                         PARTNERS' CAPITAL
                                             ---------------------------------------
                                             GENERAL        LIMITED         TOTAL
                                             --------     -----------     ----------
Balances at January 1, 1995                 $      2          16,062         16,064

Proceeds from sale of limited partnership
  units                                            -          22,628         22,628

Syndication and offering costs                     -          (3,253)        (3,253)

Distributions                                    (12)         (1,169)        (1,181)

Net earnings                                      12           1,098          1,110
                                             --------     -----------     ----------

Balances at June 30, 1995                   $      2          35,366         35,368
                                             ========     ===========     ==========


Balances at January 1, 1996                 $      2          58,007         58,009

Proceeds from sale of limited partnership
  units                                            -          21,848         21,848

Syndication and offering costs                     -          (2,553)        (2,553)

Distributions                                    (39)         (3,710)        (3,749)

Net earnings                                      39           1,801          1,840
                                             --------     -----------     ----------

Balances at June 30, 1996                   $      2          75,393         75,395
                                             ========     ===========     ==========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                           1996             1995
                                                        ----------       ----------
Cash flows from operating activities:
   Net earnings                                        $     1,840            1,110
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation                                              2,300            1,034
   Provision for doubtful accounts                              57               36
   Gain on sales of container rental equipment                 (56)              (4)
   Amortization of organization costs                           26               26
   Changes in assets and liabilities:
        Increase in accounts receivable                        (38)            (682)
        Decrease in prepaid expenses                            17               10
        Organizational costs                                     -              (43)
        Decrease in accounts payable and accrued
          liabilities                                          (45)             (69)
        Increase in accrued damage protection plan costs        84               77
        Decrease in due to affiliates, net                    (476)            (121)
                                                        -----------      -----------
          Net cash provided by operating activities          3,709            1,374
                                                        -----------      -----------

Cash flows from investing activities:
   Proceeds from sales of container rental equipment           250               93
   Equipment purchases                                      (9,365)         (13,110)
   Cash collateral deposit                                       -            2,690
                                                        -----------      -----------
          Net cash used in investing activities             (9,115)         (10,327)
                                                        -----------      -----------

Cash flows from financing activities:
   Proceeds from sales of limited partnership units         22,084           22,628
   Syndication and offering costs                           (2,644)          (3,171)
   Distributions to partners                                (3,367)          (1,112)
   Repayments under revolving credit line                  (10,000)          (5,000)
                                                        -----------      -----------
          Net cash provided by financing activities          6,073           13,345
                                                        -----------      -----------

Net increase in cash                                           667            4,392

Cash and cash equivalents at beginning of period             1,372            3,766
                                                        -----------      -----------

Cash and cash equivalents at end of period             $     2,039            8,158
                                                        ===========      ===========

Interest paid during the period                        $       282              674
                                                        ===========      ===========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS -- CONTINUED

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, organizational costs, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment which had not been paid or received by the Partnership as of June 30, 1996 and December 31, 1995, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the six-month period ended June 30, 1996 and 1995.


                                                                        June 30,        Dec. 31,       June 30,       Dec. 31,
                                                                          1996            1995           1995           1994
                                                                        --------        --------       --------       --------
                 Equipment purchases included in:
                    Due to affiliates  . . . . . . . . . . . . . .       $   306            454            171           145
                    Equipment purchases payable  . . . . . . . . .         1,291          1,168         15,817           245

                 Organizational costs included in:
                    Due to affiliates  . . . . . . . . . . . . . .            -              -              -             43

                 Distributions to partners included in:
                    Due to affiliates  . . . . . . . . . . . . . .           342              4              2            13
                    Accounts payable and accrued liabilities . . .           124             80             95            15

                 Proceeds from sale of limited partnership units
                 included in:
                    Accounts receivable  . . . . . . . . . . . . .            -             236             -             -

                 Syndication and offering costs included in:
                    Due to affiliates  . . . . . . . . . . . . . .            -              91            119            37

                  Proceeds from sale of Equipment included in:
                    Due from affiliates  . . . . . . . . . . . . .            16             53             48            17



 See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS -- CONTINUED

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)


The following table summarizes the amounts of Equipment purchases, organizational costs, distributions to partners, sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month period ended June 30, 1996 and 1995.



                                                                                        1996              1995
                                                                                        ----              ----
 Equipment purchases recorded  . . . . . . . . . . . . . . . . . . . . . .            $  9,340           28,708
 Equipment purchases paid  . . . . . . . . . . . . . . . . . . . . . . . .               9,365           13,110

 Organizational Costs Recorded . . . . . . . . . . . . . . . . . . . . . .                   -                -
 Organizational Costs Paid . . . . . . . . . . . . . . . . . . . . . . . .                   -               43

 Distributions to Partners Declared  . . . . . . . . . . . . . . . . . . .               3,749            1,181
 Distributions to Partners Paid  . . . . . . . . . . . . . . . . . . . . .               3,367            1,112

 Proceeds from sale of limited partnership units recorded  . . . . . . . .              21,848           22,628
 Proceeds from sale of limited partnership units received  . . . . . . . .              22,084           22,628

 Syndication and offering costs recorded . . . . . . . . . . . . . . . . .               2,553            3,253
 Syndication and offering costs paid . . . . . . . . . . . . . . . . . . .               2,644            3,171

 Proceeds from sale of Equipment recorded  . . . . . . . . . . . . . . . .                 213              124
 Proceeds from sale of Equipment received  . . . . . . . . . . . . . . . .                 250               93

 See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30 , 1996
           (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)

NOTE 1.  GENERAL

       Textainer Equipment Income Fund V (the Partnership) is a California Limited Partnership formed in 1993. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

       The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of Partnership as of June 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the six-month periods ended June 30, 1996 and 1995, have been made.

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

NOTE 2.  ACQUISITION OF EQUIPMENT

       During the six-month periods ended June 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $9,340 and $28,708, respectively.

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

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS CONTINUED




       As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $440 and $626 of equipment acquisition fees as part of Equipment costs during the six-month periods ended June 30, 1996 and 1995, respectively. The Partnership incurred $167 and $92 of incentive management fees during the six- and three-month periods ended June 30, 1996, respectively, and $58 and $35 for the comparable periods ended June 30, 1995. No equipment liquidation fees were incurred during either period.

       The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at June 30, 1996.

 .      Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the six- and three-month periods ended June 30, 1996, these fees totaled $468 and $232, respectively, and $268 and $154 for the comparable periods ended June 30, 1995. The Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

       Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM for the period. Indirect general and administrative costs allocated to the Partnership were $407 and $208 for the six- and three-month periods ended June 30, 1996, respectively, and $241 and $146 for the comparable periods ended June 30, 1995.

       TCC, in its capacity as managing general partner, also incurred general and administrative costs of $61 and $17 for the six- and three-month periods ended June 30, 1996, respectively, and $44 and $27 for the comparable periods ended June 30, 1995, which were reimbursed by the Partnership.

       The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost as defined in the Partnership Agreement. In addition, the General Partners, or TAS, are entitled to an acquisition fee for any Equipment resold to the Partnership.

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

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS CONTINUED



       As of June 30, 1996 and December 31, 1995, due to affiliates are comprised of:

                                                              1996            1995
                                                              ----            ----
      Due from affiliates:
         Due from TEM . . . . . . . . . . . . . . . . .       $  62              -
                                                              =====           ====
      Due to affiliates:
         Due to TEM . . . . . . . . . . . . . . . . . .       $   -            142
         Due to TSC . . . . . . . . . . . . . . . . . .           -             41
         Due to TAS . . . . . . . . . . . . . . . . . .         271            392
         Due to TL  . . . . . . . . . . . . . . . . . .          47             15
         Due to TCC . . . . . . . . . . . . . . . . . .          33             39
                                                              -----           ----
                                                              $ 351            629
                                                              =====           ====

       These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and collection of net rental revenues by TEM.

       It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which were outstanding for more than one month to the extent such balances relate to loans for Equipment purchases. Interest is charged to the Partnership at the Prime Rate plus certain margins based on TGH's leverage ratio. There was no intercompany interest incurred for the six- and three-month period ended June 30, 1996 or the equivalent period in 1995.

NOTE 4.  RENTALS UNDER OPERATING LEASES

       The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1996:

                    Year ended June 30:
                    1997  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,346
                    1998  . . . . . . . . . . . . . . . . . . . . . . . . .         166
                    1999  . . . . . . . . . . . . . . . . . . . . . . . . .         107
                    2000  . . . . . . . . . . . . . . . . . . . . . . . . .          50
                                                                                -------

                    Total minimum future rentals receivable   . . . . . . .     $ 1,669
                                                                                =======

NOTE 5.  REVOLVING CREDIT LINE

       The Partnership had a short-term revolving credit line with an available limit of $15,000 which was used for Equipment purchases. Balances borrowed under this credit facility bore interest at either the Prime plus .25% or the London Interbank Offered Rate (LIBOR) plus 2.00%, and the Partnership paid a commitment fee of 1/2% on the unused portion of the credit facility. This credit line was paid in full on April 8, 1996 and expired on May 31, 1996.

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS CONTINUED



NOTE 6.  COMMITMENTS

       At June 30, 1996, the Partnership has committed to purchase 200 containers at an approximate total purchase price of $698 which includes acquisition fees of $33. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

NOTE 7.  DAMAGE PROTECTION PLAN

       The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At June 30, 1996 and December 31, 1995, this reserve was equal to $316 and $232, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six and three- month periods ended June 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership began its offering of limited partnership interests to the public on May 1, 1994. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and closed its offering on April 29, 1996 at $89,305.

The Partnership invests working capital and cash flow from operations prior to its distribution to the Partners in short-term, liquid investments. It is the policy of the Partnership to maintain minimum working capital reserves in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At June 30, 1996, the Partnership's cash of $2,039 was primarily invested in money market accounts.

During the six-month period ended June 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through May 1996 in the amount of $3,710. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $1,909 was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the six-month period ended June 30, 1996, the Partnership had net cash provided by operating activities of $3,709 compared to $1,374 for the same period in 1995. This increase was primarily attributable to an increase in income from operations as the Equipment fleet grew, as well as lower interest expense due to the repayment of the credit facility.

While it is expected that net cash from operating activities will continue to improve during the initial purchase and lease-up phase of the Partnership, such improvement may be tempered by the fact that the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new ships. This over-capacity has, in some instances, caused shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on Equipment rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for Equipment, and this over-capacity could further affect these rates.

Net cash used in investing activities (the purchase and sale of Equipment) for the six-month period ended June 30, 1996 was $9,115 compared with $10,327 for the same period in 1995. The Partnership purchased more Equipment in the six-month period ended June 30, 1995 than in the comparable period in 1996, using more funds in 1996 to repay its credit facility. Net cash used in investing activities for the period ended June 30, 1995 included the return of restricted funds previously held as collateral for the revolving credit facility, which offset Equipment purchases.

The Partnership had a short-term revolving credit line with an available limit of $15,000 which was used for Equipment purchases. On April 8, 1996, this credit line was paid in full by the Partnership.

At June 30, 1996, the Partnership had committed to purchase 200 containers at an approximate total price of $698 which includes acquisition fees of $33. At June 30, 1996, the Partnership had cash on hand of $2,039 to meet these commitments. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or its affiliates will retain the Equipment for its own account.

RESULTS OF OPERATIONS

Because the Partnership has only recently been formed, the results of its operations for the six-month periods ended June 30, 1996 and 1995 are not representative of the expected results after the completion of the purchase of the initial portfolio of Equipment. The Partnership generated net earnings of $1,840 and $1,110 for the six months ended June 30, 1996 and 1995, respectively. The increase in total rental income of $2,857, or 75%, between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which increased by $2,905, or 87%, from 1995 to 1996. These financial results include non-cash depreciation expenses of $2,300 and $1,034 for the respective periods.

The Partnership's income from operations, which consists of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, was $1,939 and $1,496, respectively, for the six-month periods ended June 30, 1996 and 1995. Rental income for the same periods was $6,687 and $3,830, respectively. These increases were directly related to the size of the Equipment fleet. The following is a summary of the size of the Equipment fleet (in units) available for lease during the six-month periods ended June 30, 1996 and 1995:


                                              1996          1995
                                              ----          ----
         Opening inventory . . . . . .       21,345         8,797
         Closing inventory . . . . . .       24,033        16,356
         Average . . . . . . . . . . .       22,689        12,577


Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 82% and 88%, on average, during the six months ended June 30, 1996 and 1995, respectively.

For Textainer's equipment fleet, utilization rates rose during the first three quarters of 1995, but began to decrease during the last quarter of 1995 and has continued to decline for all Equipment types owned by the Partnership in the first and second quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. The General Partners have seen recent evidence of some stabilization in utilization rates for certain Equipment types; however, there can be no assurance regarding the trend for utilization in the future. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees. Additionally, as previously discussed, shipping lines, which will be the principal lessees of the Equipment, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations less credits granted to lessees for leasing Equipment for less desirable locations (location income), income for handling and returning Equipment and income from charges to lessees for a damage protection plan. For the six-month periods ended June 30, 1996, the total of these other revenue items was $501, a decrease of $48 over the equivalent period in 1995. The primary component of this net decrease was a decline in location income of $189. This decline is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which is largely driven by decreased demand.

Direct operating expenses (excluding bad debt expense), which increased from $566 during the six months ended June 30, 1995 to $1,199 for the six months ended June 30, 1996, increased as a percentage of gross revenue from 15% to 18% during the respective periods. The relative increase in these costs as a percentage of gross revenue was attributable to the decrease in utilization.

As a percentage of gross revenue, bad debt expense of $63 for the six months ended June 30, 1996 and $36 for the comparable period in 1995 was consistent at
 .9% for both periods.

Depreciation and amortization expense increased by $1,266 from the six-month period ended June 30, 1995 to the same period in 1996, and was consistent with the increase in fleet size between the two periods.

Management fees to affiliates were 9.5% of gross revenue in the six-month period ended June 30, 1996 and 8.5% of gross revenue for the equivalent period in 1995. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and capital raised, were 2.5% of gross revenue in the six months ended June 30, 1996 and 1.5% of gross revenue in the comparative period in 1995. The increased percentage between periods reflects the increase in capital subject to distributions. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by $183 from the six-month period ended June 30, 1995 compared to the same period in 1996.
These costs, which are primarily overhead costs allocated by TEM, are allocated based on fleet size which has increased in the respective periods.

Other expense, net, decreased from $386 for the six-month period ended June 30, 1995 to $99 for the comparable period in 1996. This change was made up of a decrease in net interest expense of $235 net of an increase in the gain on sales of Equipment of $52. Interest expense decreased due to the repayment of the credit facility in April of 1996.

Net earnings per limited partnership unit decreased from $0.79 for the six-month period ended June 30, 1995 to $0.45 for the same period in 1996. Despite the growth in net earnings, which increased from $1,110 during the six-month period ended June 30, 1995 to $1,840 in the same period of 1996, the average outstanding units increased at a greater rate, resulting in a decrease in earnings on a per unit basis.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1996 and 1995.

The Partnership generated net earnings of $931 and $731 for the three months ended June 30, 1996 and 1995, respectively. These financial results include non-cash depreciation expenses of $1,183 and $593 for the respective periods.

The Partnership's income from operations was $925 and $855, respectively, for the three-month periods ended June 30, 1996 and 1995. Rental income for the same periods was $3,317 and $2,209, respectively. The increase in total rental income of $1,109, or 50%, between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which increased by $1,187, or 63%, from 1995 to 1996. These increases were directly related to the size of the Equipment fleet.

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 80% on average during the three months ended June 30, 1996 and 86% during the three months ended June 30, 1995.

The balance for rental income for the three months ended June 30, 1996 was $231 compared to $309 for the same period in 1995, a decrease of $78, or 25%. The primary component of this net decrease was a decrease in location income of $116 from the three-month period ended June 30, 1995 to the same period in 1996, The decrease in location income was due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations in the six-month period ended June 30, 1996, which was largely driven by decreased demand.

Direct operating expenses (excluding bad debt expense), which increased from $336 during the three months ended June 30, 1995 to $596 for the same period in 1996, increased as a percentage of gross revenue from 15% to 18% during the respective periods. The relative increase in these costs as a percentage of gross revenue was attributable to the decrease in utilization.

Bad debt expense was $22 during both the three-month period ended June 30, 1996 and the same period in 1995. As a percentage of gross revenue, bad debt expense decreased from 1.0% to .7% for the respective periods.

Depreciation and amortization expense increased by $590 from the three-month period ended June 30, 1995 to the same period in 1996. This is consistent with the increase in fleet size between the two periods.

Management fees to affiliates were 9.8% of gross revenue in the three-month period ended June 30, 1996 and 8.6% of gross revenue for the equivalent period in 1995. Incentive management fees were 2.8% and 1.6% of gross revenue in the respective periods, reflecting the increase in capital subject to distributions. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by $52 from the three-month period ended June 30, 1995 compared to the same period in 1996. These costs are allocated based on fleet size which increased in the respective periods.

Other income (expense), net, decreased from an expense of $124 for the three-month period ended June 30, 1995 to income of $6 for the comparable period in 1996. This change was comprised of a decrease in net interest expense of $105 and by an increase in the gain on sales of Equipment of $25. Interest expense decreased due to the repayment of the credit facility in April of 1996.

Net earnings per limited partnership unit decreased from $0.41 for the three-month period ended June 30, 1995 to $0.20 for the same period in 1996. Despite the growth in net earnings, which increased from $731 during the three-month period ended June 30, 1995 to $931 in the same period of 1996, the average outstanding units increased at a greater rate, resulting in a decrease in earnings on a per unit basis.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade and/or general business and economic cycles on the Partnership's operations.

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


                             TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                             (A California Limited Partnership)

                             By Textainer Capital Corporation
                             The Managing General Partner



                             By
                                ------------------------------------------
                                  John R. Rhodes
                                  Executive Vice President




Date: August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                    Date
                                            President (Principal Executive           August 12, 1996
- --------------------------                  Officer) and Director
James E. Hoelter



                                            Executive Vice President,                August 12, 1996
- --------------------------                  (Principal Financial and
John R. Rhodes                              Accounting Officer)
                                            Secretary and Treasurer

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



Date: August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                      Date
/s/James E. Hoelter                      President (Principal Executive             August 12, 1996
- -----------------------                  Officer) and Director
James E. Hoelter


/s/John R. Rhodes                        Executive Vice President,                  August 12, 1996
- -------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer)
                                         Secretary and Treasurer