Form 10-Q
period 1996-09-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1996-11-12
CIK 915194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



                                                                                         PAGE
ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995......       3

         Statements of Earnings for the nine and three months
         ended September 30, 1996 and 1995 (unaudited)..............................       4

         Statements of Partners' Capital  for the nine months
         ended September 30, 1996 and 1995 (unaudited)..............................       5

         Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995 (unaudited)..............................       6

         Notes to Financial Statements (unaudited)..................................       9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS......................................................      13

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                          1996          1995
                                                         -------       ------
                                                       (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $7,946 (1995: $4,488)                 $71,596       65,926
Cash                                                         479        1,372
Accounts receivable, net of allowance
   for doubtful accounts of $237 (1995: $151)              2,716        3,043
Due from affiliates (note 4)                                 255            0
Organization costs, net of accumulated amortization
   $109 (1995: $70)                                          153          192
Prepaid expenses                                               0           25
                                                         -------       ------
                                                         $75,199       70,558
                                                         =======       ======
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                      $   402          226
   Accrued liabilities                                        95          214
   Deferred quarterly distribution                           127           80
   Accrued damage protection plan costs (note 2)             332          232
   Due to affiliates (note 4)                                134          629
   Equipment purchases payable                               181        1,168
   Note payable to bank (note 6)                               0       10,000
                                                         -------       ------
   Total liabilities                                       1,271       12,549
                                                         -------       ------
Partners' capital:
   General partners                                            2       2
   Limited partners                                       73,926       58,007
                                                         -------       ------
   Total partners' capital                                73,928       58,009
                                                         -------       ------
Commitments (note 8)
                                                         $75,199       70,558
                                                         =======       ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

        For the nine and three months ended September 30, 1996 and 1995
       (Dollar amounts in thousands except for unit and per unit amounts)
                                  (Unaudited)

                                                       NINE MONTHS      THREE MONTHS       NINE MONTHS      THREE MONTHS
                                                             ENDED             ENDED             ENDED             ENDED
                                                    SEPT. 30, 1996    SEPT. 30, 1996    SEPT. 30, 1995    SEPT. 30, 1995
                                                    --------------    --------------    --------------    --------------
Rental Income                                           $   10,030             3,343             6,978             3,147
                                                        ----------        ----------        ----------        ----------
Costs and expenses:
      Direct container expenses                              1,885               686               951               385
      Bad debt expense                                          94                31                79                43
      Depreciation and amortization                          3,515             1,189             2,110             1,050
      Professional fees                                         41                10                44                 7
      Management fees to affiliates (note 4)                   963               328               594               268
      General administrative costs                             673               205               514               229
        to affiliates (note 4)
      Other general and administrative costs                    69                43                36                12
                                                        ----------        ----------        ----------        ----------

                                                             7,240             2,492             4,328             1,994
                                                        ----------        ----------        ----------        ----------

      Income from operations                                 2,790               851             2,650             1,153
                                                        ----------        ----------        ----------        ----------
Other (expense) income :
      Interest income                                           28                28               133                42
      Interest expense                                        (155)               --              (747)             (266)
      Gain on sales of containers                               66                10                52                48
                                                        ----------        ----------        ----------        ----------

                                                               (61)               38              (562)             (176)
                                                        ----------        ----------        ----------        ----------

      Net earnings                                      $    2,729               889             2,088               977
                                                        ==========        ==========        ==========        ==========
Allocation of net earnings  (note 4):
      General partners                                  $       63                24                22                10
      Limited partners                                       2,666               865             2,066               967
                                                        ----------        ----------        ----------        ----------

                                                        $    2,729               889             2,088               977
                                                        ==========        ==========        ==========        ==========

Limited partners' per unit share                        $     0.68        $     0.19        $     1.30        $     0.40
      of net earnings

Limited partners' per unit share                        $     1.51        $     0.50        $     1.38        $     0.43
      of distributions

Weighted average number of limited
      partnership units outstanding                      3,933,908         4,457,768         1,591,202         2,390,457
                                                        ==========        ==========        ==========        ==========


See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                               PARTNERS' CAPITAL
                                                      ----------------------------------
                                                      GENERAL     LIMITED          TOTAL
                                                      -------     -------          -----
Balances at January 1, 1995                           $  2         16,062         16,064

Proceeds from sale of limited partnership units         --         34,870         34,870

Syndication and offering costs                          --         (4,774)        (4,774)

Distributions                                          (22)        (2,195)        (2,217)

Net earnings                                            22          2,066          2,088
                                                      ----         ------         ------
Balances at September 30, 1995                        $  2         46,029         46,031
                                                      ====         ======         ======

Balances at January 1, 1996                           $  2         58,007         58,009

Proceeds from sale of limited partnership units         --         21,848         21,848

Syndication and offering costs                          --         (2,553)        (2,553)

Distributions                                          (63)        (5,940)        (6,003)

Redemptions (note 7)                                    --           (102)          (102)

Net earnings                                            63          2,666          2,729
                                                      ----         ------         ------
Balances at September 30, 1996                        $  2         73,926         73,928
                                                      ====         ======         ======

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                     1996           1995
                                                                   --------        -------
Cash flows from operating activities:
   Net earnings                                                    $  2,729          2,088
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation                                                       3,476          2,071
   Provision for doubtful accounts                                       86             78
   Gain on sales of container rental equipment                          (66)           (52)
   Amortization of organization costs                                    39             39
   Changes in assets and liabilities:
        Increase (decrease) in accounts receivable                        5         (1,311)
        Decrease in prepaid expenses                                     25             15
        Increase in accounts payable and accrued liabilities             57             30
        Increase in accrued damage protection plan costs                100             67
        Decrease in due to affiliates, net                             (356)           (25)
                                                                   --------        -------
          Net cash provided by operating activities                   6,095          3,000
                                                                   --------        -------
Cash flows from investing activities:
   Proceeds from sales of container rental equipment                    291            181
   Equipment purchases                                              (10,695)       (34,901)
   Cash collateral deposit                                               --          2,700
                                                                   --------        -------
          Net cash used in investing activities                     (10,404)       (32,020)
                                                                   --------        -------
Cash flows from financing activities:
   Redemptions of limited partnership units                            (102)            --
   Proceeds from sales of limited partnership units                  22,084         34,870
   Syndication and offering costs                                    (2,644)        (4,756)
   Distributions to partners                                         (5,922)        (2,182)
   Repayments under revolving credit line                           (10,000)            --
                                                                   --------        -------
          Net cash provided by financing activities                   3,416         27,932
                                                                   --------        -------
Net decrease in cash                                                   (893)        (1,088)

Cash at beginning of period                                           1,372          3,767
                                                                   --------        -------

Cash at end of period                                              $    479          2,679
                                                                   ========        =======

Interest paid during the period                                    $    282            914
                                                                   ========        =======



See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, organizational costs, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment which had not been paid or received by the Partnership as of September 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.


                                                      SEPT. 30,     DEC. 31,       SEPT. 30,        DEC. 31,
                                                        1996          1995           1995             1994
                                                      ---------     --------       ---------        --------
Equipment purchases included in:
   Due to affiliates..............................       $108          453           1,240             145
   Equipment purchases payable....................        181        1,168           4,543             245

Organizational costs included in:
   Due to affiliates..............................         --           --              --              43

Distributions to partners included in:
   Due to affiliates..............................         38            4               4              13
   Deferred quarterly distribution................        127           80              59              15

Proceeds from sale of limited partnership units
  included in:
   Accounts receivable............................         --          236              --              --

Syndication and offering costs included in:
   Due to affiliates..............................         --           91              98              80

Proceeds from sale of Equipment included in:
   Due from affiliates............................         45           53              79              17



See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


The following table summarizes the amounts of Equipment purchases, organizational costs, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.


                                                                    1996          1995
                                                                  -------        ------
Equipment purchases recorded ..............................       $ 9,363        40,294
Equipment purchases paid ..................................        10,695        34,901

Organizational costs recorded .............................            --            --
Organizational costs paid .................................            --            43

Distributions to partners declared ........................         6,003         2,217
   Distributions to partners paid .........................         5,922         2,182

Proceeds from sale of limited partnership units recorded ..        21,848        34,870
Proceeds from sale of limited partnership units received ..        22,084        34,870

Syndication and offering costs recorded ...................         2,553         4,774
   Syndication and offering costs paid ....................         2,644         4,756

Proceeds from sale of Equipment recorded ..................           283           243
Proceeds from sale of Equipment received ..................           291           181

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

        Textainer Equipment Income Fund V, L.P. (the Partnership) is a California Limited Partnership formed in 1993. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

        The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of Partnership as of September 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the nine- and three-month periods ended September 30, 1996 and 1995, have been made.

        The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

        Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  DAMAGE PROTECTION PLAN

        The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At September 30, 1996 and December 31, 1995, this reserve was equal to $332 and $232, respectively.

NOTE 3.  ACQUISITION OF EQUIPMENT

        During the nine-month periods ended September 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $9,363 and $40,294, respectively.

NOTE 4.  TRANSACTIONS WITH AFFILIATES

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

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


        TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the Managing Sales agent for the offering of units for sale.

        In accordance with the Partnership Agreement, the net earnings or losses and partnership distributions are allocated 99% to the Limited Partners and 1% to the General Partners with the exception of gross income as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts show a deficit.

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $494 and $1,714 of equipment acquisition fees as a component of Equipment costs during the nine-month periods ended September 30, 1996 and 1995, respectively. The Partnership incurred $261 and $94 of incentive management fees during the nine- and three-month periods ended September 30, 1996, respectively, and $105 and $47 for the comparable periods ended September 30, 1995. No equipment liquidation fees were incurred during either period of 1996 or 1995.

        The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at September 30, 1996.

        Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the nine- and three-month periods ended September 30, 1996, these fees totaled $702 and $234, respectively, and $489 and $221 for the comparable periods ended September 30, 1995. The Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

        Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM for the period. Indirect general and administrative costs allocated to the Partnership were $586 and $179 for the nine- and three-month periods ended September 30, 1996, respectively, and $435 and $194 for the comparable periods ended September 30, 1995.

        TCC, in its capacity as managing general partner, also incurred general and administrative costs of $87 and $26 for the nine- and three-month periods ended September 30, 1996, respectively, and $79 and $35 for the comparable periods ended September 30, 1995, which were reimbursed by the Partnership.

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

        As of September 30, 1996 and December 31, 1995, due to affiliates are comprised of:

                                                     1996      1995
                                                     ----      ----
                     Due from affiliates:
                        Due from TEM .........       $255        --
                                                     ====       ===

                     Due to affiliates:
                        Due to TEM ...........       $ --       142
                        Due to TSC ...........         --        41
                        Due to TAS ...........        106       392
                        Due to TL ............          6        15
                        Due to TCC ...........         22        39
                                                     ----       ---
                                                      134       629
                                                     ====       ===

        These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and collection of net rental revenues by TEM.


NOTE 5.  RENTALS UNDER OPERATING LEASES

        The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1996:

                      Year ended September 30:
                      1997........................................  $1,038
                      1998........................................     237
                      1999........................................     120
                      2000........................................      16
                                                                     -----

                      Total minimum future rentals receivable.....  $1,411
                                                                     =====

NOTE 6.  REVOLVING CREDIT LINE

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

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


NOTE 7.   REDEMPTIONS

        The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1996:

                                                                        AVERAGE
                                                  UNITS REDEEMED   REDEMPTION PRICE  AMOUNT PAID
                                                  --------------   ----------------  -----------
                Quarter ended:
                  September 30,1996..........         5,576             $18.18           $102
                                                      -----                              ----

            Balance at September 30, 1996 ...         5,576             $18.18           $102
                                                      =====                              ====


        The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

NOTE 8.  COMMITMENTS

        At September 30, 1996, the Partnership has committed to purchase 100 containers at an approximate total purchase price of $239 which includes acquisition fees of $11. These commitments were made to TAS, which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership began its offering of limited partnership interests to the public on May 1, 1994. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and closed its offering on April 29, 1996 at $89,305.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 5,576 units for a total dollar amount of $102 during the nine-month period ended September 30, 1996, representing an average redemption price of $18.18 per unit. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the Partners or reinvestment in additional Equipment in short-term, liquid investments. It is the policy of the Partnership to maintain minimum working capital reserves in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At September 30, 1996, the Partnership's cash of $479 was invested in money market accounts.

During the nine-month period ended September 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through August 1996 in the amount of $5,940. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $3,274 of these distributions was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the nine-month period ended September 30, 1996, the Partnership had net cash provided by operating activities of $6,095 compared to $3,000 for the same period in 1995. This increase was primarily attributable to increases in depreciation expense, accounts receivable from operations and net earnings, tempered by a decrease in net due to affiliates. The increases in depreciation expense, accounts receivable from operations and net earnings were directly related to fleet growth. The decrease in net due to affiliates reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates.

While it is expected that net cash from operating activities will continue to improve during the initial purchase and lease-up phase of the Partnership, such improvement may be tempered by current lower than average utilization and rental rates for Equipment and by the fact that the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has caused shipping lines to reduce freight rates and has affected the profitability of their business, resulting in the need to reduce costs. This is producing downward pressure on lease rates. Delays in the remittance of rental payments, and in extreme cases, bankruptcy of some shipping lines may occur if profitability continues to erode. As noted above and discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect utilization.

Net cash used in investing activities (primarily the purchase and sale of Equipment) for the nine-month period ended September 30, 1996 was $10,404 compared with $32,020 for the same period in 1995. The Partnership purchased more Equipment in the nine-month period ended September 30, 1995 than in the comparable period in 1996, using more funds in 1996 to repay its credit facility. Net cash used in investing activities for the period ended September 30, 1995, included the return of restricted funds previously held as collateral for the revolving credit facility, which offset Equipment purchases.

The Partnership had a short-term revolving credit line with an available limit of $15,000 which was used for Equipment purchases. On April 8, 1996, this credit line was paid in full by the Partnership.

At September 30, 1996, the Partnership had committed to purchase 100 containers at an approximate total price of $239 which includes acquisition fees of $11. At September 30, 1996, the Partnership had cash on hand of $479 to meet these commitments. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or its affiliates will purchase the Equipment for its own account.

RESULTS OF OPERATIONS

Because the Partnership has only recently been formed, the results of its operations for the nine-month periods ended September 30, 1996 and 1995 are not representative of the expected results after the completion of the purchase and lease-up of the initial portfolio of Equipment. The Partnership generated net earnings of $2,729 and $2,088 for the nine months ended September 30, 1996 and 1995, respectively. The increase in total rental income of $3,052, or 44%, between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which increased by $3,218, or 52%, from 1995 to 1996.

The Partnership's income from operations, which consists of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, was $2,790 and $2,650, respectively, for the nine-month periods ended September 30, 1996 and 1995. Rental income for the same periods was $10,030 and $6,978, respectively. These increases were directly related to the size of the Equipment fleet. The following is a summary of the size of the Equipment fleet (in units) available for lease during the nine-month periods ended September 30, 1996 and 1995:


                                                    1996            1995
                                                    ----            ----
                      Opening inventory........    21,345           8,797
                      Closing inventory........    23,913          19,599
                      Average..................    22,629          14,198


Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 82% and 88%, on average, during the nine months ended September 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates which decreased as discussed below.

Utilization began to decrease in the last quarter of 1995 and has continued to decline in the first three quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization which is likely affecting rental rates. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations as adjusted by credits granted to lessees for leasing Equipment for less desirable locations (location income), income for handling and returning Equipment and income from charges to lessees for a damage protection plan. For the nine-month period ended September 30, 1996, the total of these other revenue items was $649, a decrease of $165 over the equivalent period in 1995. The primary component of this net decrease was a decline in location income of $339, partly offset by an increase in damage protect plan income (DPP) of $115. The decline in location income is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which is largely driven by decreased demand. The increase in DPP income is primarily due to the increase in the number of lessees with this coverage.

Direct operating expenses (excluding bad debt expense), which increased from $951 during the nine months ended September 30, 1995, to $1,885 for the nine months ended September 30, 1996, increased as a percentage of gross revenue from 14% to 19% during the respective periods. The increase was primarily attributable to an increase in storage, repositioning and handling expenses, which increased by $703 between periods. Additionally, expenses under the damage protection plan increased by $152 between periods. The increase in these costs as a percentage of gross revenue was attributable to the decrease in utilization and the overall increase in fleet size.

Bad debt expense increased from $79 during the nine months ended September 30, 1995, to $94 for the comparable period in 1996. As a percentage of gross revenue, bad debt expense decreased from 1.1% to .9% in 1996.

Depreciation and amortization expense increased by $1,405 from the nine-month period ended September 30, 1995 to the same period in 1996, and was consistent with the increase in fleet size between the two periods.

Management fees to affiliates were 9.6% and 8.5% of rental income for the nine-month period ended September 30, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and capital raised, were 2.6% of gross revenue in the nine months ended September 30, 1996 and 1.5% of gross revenue in the comparative period in 1995. The increased percentage between periods reflects the increase in capital subject to distributions. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by $159 in the nine-month period ended September 30, 1996 compared to the same period in 1995. These costs, which are primarily overhead costs allocated by TEM, are allocated based on fleet size which has increased in the respective periods.

Other expense, net, decreased from $562 for the nine-month period ended September 30, 1995, to $61 for the comparable period in 1996. This change was made up of a decrease in net interest expense of $487 and an increase in the gain on sales of Equipment of $14. Interest expense decreased due to the repayment of the credit facility in April of 1996.

Net earnings per limited partnership unit decreased from $1.30 for the nine-month period ended September 30, 1995 to $0.68 for the same period in 1996. Despite the growth in net earnings, which increased from $2,088 during the nine-month period ended September 30, 1995 to $2,729 in the same period of 1996, the average outstanding units increased at a greater rate, resulting in a decrease in earnings on a per unit basis.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1996 and 1995.

Because the Partnership has only recently been formed, the results of its operations for the three-month periods ended September 30, 1996 and 1995 are not representative of the expected results after the completion of the purchase and lease-up of the initial portfolios of equipment. The Partnership generated net earnings of $889 and $977 for the three months ended September 30, 1996 and 1995, respectively.

The Partnership's income from operations was $851 and $1,153, respectively, for the three-month periods ended September 30, 1996, and 1995. The decrease in income from operations was primarily due to an increase in direct operating expenses tempered by an increase in rental income. Direct operating expenses increased due to the decline in utilization of six percentage points and the increase in fleet size between the two periods. Rental income for the same periods increased from $3,147 for the three-month period ended September 30, 1995 to $3,343 for the same period in 1996. The increase in total rental income of $196, or 6%, between periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which increased by $312, or 11%, from 1995 to 1996. The increase in rental income was directly related to the size of the Equipment fleet, but was restrained by a drop in daily rental rates for the Partnership's Equipment.

The balance of rental income for the three months ended September 30, 1996 was $196 compared to $313 for the same period in 1995, a decrease of $117, or 37%. The primary component of this net decrease was a decrease in location income of $151 from the three-month period ended September 30, 1995 to the same period in 1996. The decrease in location income was due to an increase in credits given to lessees for pick-up from Equipment for less desirable locations in the three-month period ended September 30, 1996, which was largely driven by decreased demand.

Direct operating expenses (excluding bad debt expense), which increased from $385 during the three months ended September 30, 1995 to $686 for the same period in 1996, increased as a percentage of gross revenue from 12% to 21% during the respective periods. The relative increase in these costs as a percentage of gross revenue was attributable to the decrease in utilization.

Bad debt expense was $31 during the three-month period ended September 30, 1996 and $43 for the comparable period in 1995. As a percentage of gross revenue, bad debt expense decreased from 1.4% to .9% for the respective periods.

Depreciation and amortization expense increased by $139 from the three-month period ended September 30, 1995 to the same period in 1996. This is consistent with the increase in fleet size between the two periods.

Management fees to affiliates were 9.8% of gross revenue in the three-month period ended September 30, 1996 and 8.5% of gross revenue for the equivalent period in 1995. Incentive management fees were 2.8% and 1.5% of gross revenue in the respective periods, reflecting the increase in capital subject to distributions. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by $24 from the three-month period ended September 30, 1995 compared to the same period in 1996. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income (expense), net, increased from an expense of $176 for the three-month period ended September 30, 1995 to income of $38 for the comparable period in 1996. This change was comprised of a decrease in net interest expense of $252 and a decrease in the gain on sales of Equipment of $38. Interest expense decreased due to the repayment of the credit facility in April of 1996.

Net earnings per limited partnership unit decreased from $0.40 for the three-month period ended September 30, 1995 to $0.19 for the same period in 1996, reflecting the decrease in net earnings from $977 to $889 and an increase in the average outstanding units for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1996 which would result in such risk materializing.

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


                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   (A California Limited Partnership)

                                   By Textainer Capital Corporation
                                   The Managing General Partner



                                   By /s/John R. Rhodes
                                      ------------------------
                                      John R. Rhodes
                                      Executive Vice President


Date: November 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                  Title                               Date


/s/James E. Hoelter        President (Principal Executive      November 14, 1996
----------------------     Officer) and Director
James E. Hoelter


/s/John R. Rhodes          Executive Vice President,           November 14, 1996
----------------------     (Principal Financial and
John R. Rhodes             Accounting Officer)
                           Secretary and Treasurer