Form 10-K
period 1996-12-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1997-03-28
CIK 915194

TEXTAINER FINANCIAL SERVICES CORPORATION
                      650 California Street, 16th Floor
                           San Francisco, CA 94108


March 27, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The financial statements included in the enclosed Annual Report on Form 10K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington DC 20549

                                FORM 10K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

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

          650 California Street, 16th Floor, San Francisco, CA 94108
                  (Address of Principal Executive Offices) (ZIP Code)

              Registrant's telephone number, including area code:
                                 (415) 434-0551

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                   LIMITED PARTNERSHIP INTERESTS (THE "UNITS")
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of the filing.

Not Applicable.

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Pre-Effective Amendment No. 3 to the Registrant's Registration Statement, as filed with the Commission on April 8, 1994, as supplemented by Post-Effective Amendment No. 2 as filed under Section 8(c) of the Securities Exchange Act of 1933 on May 5, 1995 and as supplemented by Supplement No. 5 as filed under Rule 424(b) of the Securities Exchange Act of 1993 on March 18, 1996.

                                     PART I


ITEM 1   DESCRIPTION OF BUSINESS

For more detailed information about the Registrant's business, see "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(a)      General Development of Business
         (Dollar amounts in thousands)

         The Registrant is a California Limited Partnership formed on July 15, 1993 to purchase, own, operate, lease, and sell equipment (the Equipment) used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on May 1, 1994 in accordance with its Registration Statement and ceased to offer such Units as of April 29, 1996. As of December 31, 1996, the Registrant had raised a total of $89,305 from the offering, and the use of those proceeds is summarized as follows:

                                                                                   AMOUNT          %

                  Gross Proceeds                                                 $ 89,305       100%
                                                                                   ======       ====

                  Public Offering Expenses:
                    Commissions                                                 $   8,038         9%
                    Organizational & Offering Costs                                 3,736         4%
                  Purchases of Equipment                                           72,822        82%
                  Acquisition Fees Earned
                    by the General Partners                                         3,816         4%
                  Initial Working Capital Reserve                                     893         1%
                                                                                 --------         --

                                                                                 $ 89,305       100%
                                                                                   ======       ====



         See Item 10 herein for a description of the Registrant's General Partners.

(b)      Financial Information About Industry Segments

         Inapplicable.

(c)      Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Registrant specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization factors that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates. Buying the cars at fleet prices and selling them in the secondary market are also key elements to the successful operation of a rental car business.

                  Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Partnership's Equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in the Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) One lessee had rental billing for the year ended December 31, 1996 of 10.11% of the total rental billing of the Registrant. No other single lessee had rental billing for the year ended December 31, 1996 which was 10% or more of the total rental billing of the Registrant. The Partnership has insurance that would cover loss of revenue as a result of default under all the leases and for the recovery cost or replacement value of all containers including those of this lessee. The insurance covers loss of lease revenues for a specified period of time, and not necessarily for the term of the lease. The insurance is renewable annually, and the General Partners believe that it is probable that the Partnership would be able to recover insurance proceeds in the event of a loss. Because of this insurance and because the Partnership would likely be able over a period of time, to re-lease any Equipment that was returned to the Partnership, the General Partners believe that the loss of this lessee would not have a material adverse impact on the Partnership's operating results. Because these are forward looking statements, there can be no assurance that events will occur as the General Partners have predicted and these statements could be affected by material adverse events in the future, such as the Partnership's loss of insurance or the Partnership's inability to re-lease Equipment that is returned to the Partnership by the lessee.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 93% of the total equipment held by all container leasing companies. The top two container leasing companies control approximately 28%
                  each of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and controls approximately 9% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price and the provision of worldwide service to the international shipping community. Additionally, shipping alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. Competition among lessors such as the Registrant has, therefore, increased.


(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees. Textainer Capital Corporation
                  (TCC),  the managing  General  Partner of the  Registrant,  is responsible for the overall  management of the business of the
                  Registrant   and  has  26   employees.   Textainer   Equipment
                  Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 138 employees.

(d)      Financial Information  about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 10.63%, 3.6% and 3.7% of the Registrant's rental revenue during the years ended December 31, 1996, 1995 and 1994, respectively, was derived from operations sourced or terminated domestically. This percentage does not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" and for discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2 - PROPERTIES

As of December 31, 1996, the Registrant owned the following types and quantities of equipment:

           20-foot standard dry freight containers.........................................       10,007
           40-foot standard dry freight containers.........................................       10,327
           40-foot high cube dry freight containers........................................        3,618
                                                                                                --------
                                                                                                  23,952

During December 1996, approximately 82% of these shipping containers were on lease to international shipping companies and the balance were being stored at shipping container manufacturers' locations and at a large number of storage depots located worldwide.

For  information  about  the  Registrant's   property,   see  "Business  of  the
Partnership" in the Registrant's Prospectus, as supplemented.

ITEM 3 - LEGAL PROCEEDINGS

The Registrant is not subject to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.


                              PART II

ITEM 5 - MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

(a)      Market Information.

(a)(1)(i) The units of limited partnership in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby Limited Partners may redeem Units for a specified redemption price.

(a)(1)(ii)        Inapplicable

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1997, there were 4,813 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

         Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".


ITEM 6 - SELECTED FINANCIAL DATA

         (Dollar amounts in thousands except for per unit amounts)

                                                                                                          Period from July
                                                                                                              15, 1993
                                                                          Year Ended December 31,          (inception) to
                                                                                                            December 31,
                                                                       1996         1995           1994          1993
                                                                       ----         ----           ----          ----

Rental Income.......................................................$ 13,588       10,467          3,783           318

Net Earnings (Loss)................................................ $  3,834        3,116            367         (136)

Net Earnings per Unit of Limited Partnership Interest.............. $   0.93         1.71           1.44           N/A

Distributions Per Unit of Limited Partnership Interest............. $   2.02         1.97           0.81           N/A

Distributions Per Unit of Limited Partnership Interest
    representing a return of capital............................... $   1.09         0.26            N/A           N/A

Total Assets....................................................... $ 73,927       70,558         32,265         9,830

Outstanding Balance on Revolving Credit Line........................$      -       10,000         15,000         6,465


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1996, 1995 and 1994. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership offered limited partnership interests to the public from May 1, 1994 through April 29, 1996. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994. The cumulative proceeds of the offering at the end of each subsequent quarter was as follows (exclusive of the initial Units purchased by the Partnership's initial limited partner):

                                 June 30, 1994...................          $  1,819
                                 September 30, 1994..............             9,661
                                 December 31, 1994...............            18,589
                                 March 31, 1995..................            29,442
                                 June 30, 1995...................            41,218
                                 September 30, 1995..............            53,460
                                 December 31, 1995...............            67,396
                                 March 31, 1996..................            83,240

As of April 29, 1996 the Partnership had received a total subscription amount of $89,305.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 8,451 units for a total dollar amount of $152 during the year ended December 31, 1996, representing an average redemption price of $17.97 per unit. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the Partners or reinvestment in additional Equipment in short-term, liquid investments. It is the policy of the Partnership to maintain minimum working capital reserves in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At December 31, 1996, the Partnership's cash of $943 was invested in money market accounts.

During the year ended December 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through November 1996 in the amount of $8,168. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $4,420 of these distributions were a return of capital and the balance was from net earnings. Beginning with the cash distribution to limited partners for the month of April 1997, payable May 1997, the Partnership will make distributions at an annualized rate of 9% on each Unit. This reduction in the Partnership's distribution rate is a result of a decline in demand for leasing of the Partnership's container rental fleet, which is discussed in detail below.

The Partnership made its first equipment purchases on an all cash basis during September 1993 and completed the purchase of its inital portfolio of container equipment in February 1996. The net cumulative cost of Equipment at the end of each quarter after commencement of operations is as follows:

                                 September 30, 1993............           $  6,699
                                 December 31, 1993.............              8,147
                                 March 31, 1994................             13,490
                                 June 30, 1994.................             18,547
                                 September 30, 1994............             26,525
                                 December 31, 1994.............             25,520
                                 March 31, 1995................             32,460
                                 June 30, 1995.................             54,101
                                 September 30, 1995............             65,612
                                 December 31, 1995.............             70,414
                                 March 31, 1996................             75,302
                                 June 30, 1996.................             79,582
                                 September 30, 1996............             79,542
                                 December 31, 1996.............             79,103

The Partnership had a short-term revolving credit line with an available limit of $15,000 which was used for Equipment purchases. The credit line was paid in full on April 8, 1996, and expired on May 31, 1996.

For the year ended December 31, 1996, the Partnership had net cash provided by operating activities of $8,533 compared with net cash provided by operating activities of $4,870 for the year ended December 31, 1995. This increase was primarily attributable to increases in net earnings, non-cash depreciation expense and improved accounts receivable collections. Net earnings increased by 23% in 1996 from 1995 primarily due to an increase in rental revenues and a decrease in interest expense offset by an increase in direct container expenses. Rental revenues and depreciation expense increased by 35% and 47%, respectively between periods primarily due to an increase in the Equipment fleet.

Certain factors have adversely affected and may continue to adversely affect the Partnership's operations. Shipping lines, which are the Partnership's principal lessees, continue to experience over-capacity which is directly related to: (i) the delivery of new and much larger ships and, (ii) a general slow-down in the growth of world containerized cargo trade. This over-capacity has led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to: (i) a downward pressure on container lease rates;
(ii) an increase in leasing incentives and other discounts being granted to shipping lines by container lessors; and (iii) a decline in utilization of leased containers. Declining container utilization is discussed more fully below under "Results of Operations".

Net cash used in investing activities (the purchase and sale of rental equipment) for the year ended December 31, 1996 was $10,068 compared with $40,939 for the same period in 1995. The Partnership purchased more Equipment in the year ended December 31, 1995 than in the comparable period in 1996, due to raising less funds from its public offering, which came to a close in April of 1996, as well as utilizing available cash for the repayment of the credit facility. Net cash used in investing activities for the period ended December 31, 1995, included the return of restricted funds previously held as collateral for the revolving credit facility. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment.

Results of Operations

Because the Partnership was in the process of acquiring and placing in service its initial portfolio of Equipment during the year ended December 31, 1996 and offering units of limited partnership interest to the public during the period from May 1, 1994 to April 29, 1996, the results of its operations for the years December 31, 1996, 1995 and 1994 are not completely comparable. The Partnership generated net earnings of $3,834, $3,116, and $367 for the years ended December 31, 1996, 1995 and 1994, respectively. These financial results include non-cash depreciation expenses of $4,663, $3,165 and $1,178 for the respective periods.

The Partnership's income from operations, which consists of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during the years ended December 31, 1996, 1995 and 1994. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                         1996           1995          1994
                                                         ----           ----          ----

               Opening inventory...................     21,345          8,797         2,660
               Closing inventory...................     23,952         21,345         8,797
               Average.............................     22,649         15,071         5,729


The growth in average container fleet between 1995 and 1996, and 1994 and 1995, is due to the buildup of the Partnership's portfolio as the initial gross proceeds raised were invested in Equipment.

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment which were 82%, 87% and 80%, on average, during the years ended December 31, 1996, 1995 and 1994, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1996, 1995 and 1994.

The Partnership's income from operations was $3,826 and $3,944 for the years ended December 31, 1996 and 1995, respectively. Income from operations decreased from the year ended December 31, 1996 to the same period in 1995 due to lower utilization and daily rental rates. Rental income for the same periods was $13,588 and $10,467. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentages, and average daily rental rates. The increase in rental revenue was directly related to the increase in the size of the equipment fleet but was offset by by lower utilization and lower daily rental rates. Average inventory increased by 50% from December 31, 1995 to the same period in 1996. Utilization decreased by 6% and average daily rental rates decreased by 4% between periods.

The Partnership's income from operations was $3,944 and $1,255 for the years ended December 31, 1995 and 1994, respectively. Rental income for the same periods was $10,467 and $3,783. These increases were directly related to the size of the container fleet. Average inventory increased by 163% from December 31, 1994 to the same period in 1995. Average utilization increased by 9% and average daily rental rates increased by 2% between periods.

Container utilization began to decline in late 1995 and that decline has persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of recent adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers thereby decreasing the demand for leased containers; and
(iv) as noted above, shipping lines' purchased, rather than leased a greater number of containers. All of these factors have led to lower utilization of leased containers, which in turn has led to downward pressure on container rental rates and higher leasing incentives and other discounts for leased containers, further eroding Partnership profitability. For the near term, the General Partners do not foresee any changes in this outlook and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income from charges to the lessees under a damage protection plan (DPP) and income for handling and returning containers. For the year ended December 31, 1996, the total of these other rental income items was $985, a decrease of $152 from the equivalent period in 1995. The primary component of this net decrease in other rental revenues was due to a decrease in location income of $375, partly offset by an increase in DPP of $146. The decrease in location income is largely due to lower demand, which drove drop-off charges to lessees down and increased credits to lessees for picking up units at less desirable locations. The increase in DPP is primarily due to the increase in the number of lessees under the plan.

For the year ended December 31, 1995, the total of these other revenue items was $1,137, an increase of $658 from the equivalent period in 1994. The primary components of this net increase in other rental revenues was due to increases in handling, location and DPP income of $284, $219 and $155, respectively. These increases are directly related to the increase in average fleet size.

Direct container expenses (excluding bad debt expense), which increased from $1,433 during the year ended December 31, 1995, to $2,561 for the year ended December 31, 1996, increased as a percentage of rental income from 14% to 19% during the respective periods. The relative increase in these costs as a percentage of rental income was attributable to the decrease in utilization and daily rental rates.

Direct container expenses (excluding bad debt expense), which increased from $642 during the year ended December 31, 1994, to $1,433 for the year ended December 31, 1995, decreased as a percentage of rental income from 17% to 14% during the respective periods. The relative decrease in these costs as a percentage of rental income was attributable to the increase in utilization and average daily rental rates.

Bad debt expense increased by $17 and $76 from the years ended December 31, 1995 to 1996 and December 31, 1994 to 1995, respectively. As a percentage of gross revenue, bad debt expense was consistent at 1% for these years.

Depreciation and amortization expenses increased by $1,498 and $2,021 from the year ended December 31, 1995 to 1996 and from the year ended December 31, 1994, to 1995, respectively. These increases are directly related to the increases in fleet size during the periods.

Management fees to affiliates as a percentage of gross revenue were 9.6% and 8.6% for the years ended December 31, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's distributions to the limited and general partners, were 2.6% and 1.6% of gross revenue in the years ended December 31, 1996 and 1995, respectively. Equipment management fees were 7% of gross revenue for both years.

Management fees to affiliates were 8.6% of gross revenue in the year ended December 31, 1995 and 7.4% of total gross revenue for the same period in 1994. Incentive management fees were 1.6% for the year ended December 31, 1995 and 0.4% for the same period in 1994. The increased percentage between periods reflects the increase in distribution rate to the limited partners from 9% to 10% and the increase in capital subject to distributions. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates increased by $105 from the year ended December 31, 1995, compared to the same period in 1996, and increased by $476 from the year ended December 31, 1995, compared to the same period in 1994. These costs, which are primarily overhead costs allocated by TEM, are allocated based on fleet size, which increased in each of the respective periods.

Other income (expense), net, decreased from an expense of $828 for the year ended December 31, 1995, to income of $8 for the comparable period in 1996. This change was comprised of a decrease in interest expense of $895 and a decrease in interest income of $94, offset by an increase in the gain on sale of equipment of $35. Interest expense decreased due to the repayment of the credit facility in April, 1996. Interest income decreased due to a lower amount of cash available for short-term investment in 1996 compared to 1995.

Other (expense), net, decreased from $888 for the period ended December 31, 1994, to $828 for the year ended December 31, 1995. This change was comprised of an increase in interest expense of $49, offset by an increase in interest income of $55 and an increase in gain on sale of equipment of $54. Interest expense increased due to higher interest rates during the first half of 1995, compared to the same period in 1994, as well as a higher average balance outstanding under the credit facility. Interest income increased due to a higher amount of cash available for short-term investment in 1995 over 1994.

Net earnings per limited partnership unit decreased from $1.71 to $0.93 per unit from the year ended December 31, 1995, to the same period in 1996. Despite the growth in net earnings, which increased from $3,116 for the year ended December 31, 1995, to $3,834 for the same period in 1996, the average outstanding units increased at a greater rate, resulting in a decrease in earnings on a per unit basis.

Net earnings per limited partnership unit increased from $1.44 to $1.71 per unit from the year ended December 31, 1995, to the year ended December 31, 1996, reflecting the increase in net earnings from $367 to $3,116 for the respective period. These increases were directly attributable to the growth in fleet size and increases in utilization between the periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached pages 12 to 23.

                     Independent Auditors' Report



The Partners
Textainer Equipment Income Fund V, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund V, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund V, L.P. as of December 31, 1996 and 1995, and the results of its operations, its partners' capital and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


San Francisco, California
February 17, 1997

                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                     (a California limited partnership)

                             Balance Sheets

                       December 31, 1996 and 1995
                         (Amounts in thousands)

                                                                           1996                  1995
                                                                      ---------------       ----------------

Assets
Container rental equipment, net of accumulated
   depreciation of $9,118 (1995:  $4,488)                           $         69,985                 65,926

Cash                                                                             943                  1,372

Accounts receivable, net of allowance
   for doubtful accounts of $269 (1995:  $151)                                 2,829                  3,043

Organization costs, net of accumulated
   amortization of $122 (1995:  $70)                                             140                    192

Prepaid expenses                                                                  30                     25
                                                                      ---------------       ----------------

                                                                    $         73,927                 70,558
                                                                      ===============       ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                 $            356                    226

   Accrued liabilities                                                            31                    214

   Accrued damage protection plan costs (note 1)                                 361                    232

   Due to affiliates (note 2)                                                    154                    629

   Deferred quarterly distribution (note 1)                                      124                     80

   Equipment purchases payable                                                   169                  1,168

   Note payable to bank (note 4)                                                   -                 10,000
                                                                      ---------------       ----------------

        Total liabilities                                                      1,195                 12,549
                                                                      ---------------       ----------------

Partners' capital:
   General partners                                                                2                      2

   Limited partners                                                           72,730                 58,007
                                                                      ---------------       ----------------

        Total partners' capital                                               72,732                 58,009
                                                                      ---------------       ----------------

                                                                    $         73,927                 70,558
                                                                      ===============       ================

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                     (a California limited partnership)

                            Statements of Earnings

               Years ended  December 31, 1996,  1995 and 1994
      (Dollar amounts in thousands except for unit and per unit amounts)

                                                                     1996              1995             1994
                                                                ---------------   ---------------   --------------

Rental Income                                                 $         13,588            10,467            3,783
                                                                ---------------   ---------------   --------------

Costs and expenses:
   Direct container expenses                                             2,561             1,433              642

   Bad debt expense                                                        128               111               35

   Depreciation and amortization                                         4,715             3,217            1,196

   Professional fees                                                        50                57               28

   Management fees to affiliates (note 2)                                1,305               899              279

   General administrative costs to affiliates (note 2)                     862               757              281

   Other general and administrative costs                                  141                49               67
                                                                ---------------   ---------------   --------------

                                                                         9,762             6,523            2,528
                                                                ---------------   ---------------   --------------

       Income from operations                                            3,826             3,944            1,255
                                                                ---------------   ---------------   --------------

Other income (expense):
   Interest expense, net                                                  (99)             (900)            (906)

   Gain on sale of containers                                              107                72               18
                                                                ---------------   ---------------   --------------

                                                                             8             (828)            (888)
                                                                ---------------   ---------------   --------------

       Net earnings                                           $          3,834             3,116              367
                                                                ===============   ===============   ==============

Allocation of net earnings (note 1):
   General Partners                                           $             86                38                4

   Limited Partners                                                      3,748             3,078              363
                                                                ---------------   ---------------   --------------

                                                              $          3,834             3,116              367
                                                                ===============   ===============   ==============


Limited partners' per unit share of net earnings              $           0.93              1.71             1.44
                                                                ===============   ===============   ==============

Limited partners' per unit share of distributions             $           2.02              1.97             0.81
                                                                ===============   ===============   ==============

Weighted average number of limited
       partnership units outstanding                                 4,041,267         1,796,771          251,824
                                                                ===============   ===============   ==============


See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California limited partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)

                                                                                  Partners' Capital
                                                                -------------------------------------------------------
                                                                 General              Limited                Total
                                                                -----------       ----------------       --------------

Balances at December 31, 1993                                 $         -                  (135)                 (135)

Proceeds from sale of limited partnership units                         -                 18,589                18,589

Syndication and offering costs                                          -                 (2,552)               (2,552)

Distributions                                                         (2)                   (203)                 (205)

Net earnings                                                            4                     363                  367
                                                                -----------       ----------------       --------------

Balances at December 31, 1994                                           2                  16,062               16,064
                                                                -----------       ----------------       --------------

Proceeds from sale of limited partnership units                         -                  48,807               48,807

Syndication and offering costs                                          -                  (6,407)              (6,407)

Distributions                                                         (38)                 (3,533)              (3,571)

Net earnings                                                            38                  3,078                3,116
                                                                -----------       ----------------       --------------

Balances at December 31, 1995                                            2                 58,007               58,009
                                                                -----------       ----------------       --------------

Proceeds from sale of limited partnership units                          -                 21,848               21,848

Syndication and offering costs                                           -                (2,553)              (2,553)

Distributions                                                         (86)                (8,168)              (8,254)

Redemptions (Note 1)                                                     -                  (152)                (152)

Net earnings                                                            86                  3,748                3,834
                                                                -----------       ----------------       --------------

Balances at December 31, 1996                                 $          2                 72,730               72,732
                                                                ===========       ================       ==============


See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California limited partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)

                                                                              1996             1995              1994
                                                                          -------------    --------------    --------------
Cash flows from operating activities:
   Net earnings                                                         $       3,834            3,116               367
   Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:

         Depreciation                                                           4,663            3,165             1,178

         Provision for doubtful accounts                                          118              108                36

         Amortization of organization costs                                        52               52                18

         Gain on sale of container rental equipment                              (107)            (72)              (18)

         Changes in assets and liabilities:
             Increase in accounts receivable                                     (140)         (1,561)           (1,128)

             Increase (decrease) in due to affiliates, net                          42           (112)                77

             (Decrease) increase in accounts payable and accrued
             liabilities                                                           (53)             60               243

             Increase in accrued damage protection plan costs                       129            124               100

             (Increase) decrease in prepaid expense                                 (5)           (10)                22

             Organizational costs                                                    -               -              (262)
                                                                          -------------    --------------    --------------
             Net cash provided by operating activities                            8,533           4,870              633
                                                                          -------------    --------------    --------------

Cash flows from investing activities:
   Equipment purchases                                                         (10,486)         (43,946)          (18,631)

   Proceeds from sale of equipment                                                  418             307                 33

   Cash collateral deposit                                                            -           2,700            (1,336)
                                                                          -------------    --------------    --------------
             Net cash used in investing activities                             (10,068)         (40,939)          (19,934)
                                                                          -------------    --------------    --------------

Cash flows from financing activities:
   Proceeds from sales of limited partnership units                              22,084           48,571            18,589

   Syndication and offering costs                                               (2,644)          (6,396)           (2,472)

   Distributions to partners                                                    (8,182)          (3,501)             (191)

   Redemptions of limited partnership units                                       (152)                -                 -

   (Repayments) borrowings under revolving credit line                          (10,000)         (5,000)             8,536

   Decrease in borrowings from affiliates                                             -                -            (1,397)
                                                                          -------------    --------------    --------------
              Net cash provided by financing activities                          1,106           33,674             23,065
                                                                          -------------    --------------    --------------

Net (decrease) increase in cash                                                  (429)           (2,395)             3,764

Cash at beginning of period                                                      1,372             3,767                 3
                                                                          -------------    --------------    --------------

Cash at end of period                                                   $          943             1,372             3,767
                                                                          =============    ==============    ==============

Interest paid during the period                                         $          280              1,187             814
                                                                          =============    ==============    ==============

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                     (A California limited partnership)

                     Statements of Cash Flows--Continued

                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, syndication and offering costs, proceeds from sale of Equipment, proceeds from sale of limited partnership units and organizational costs which had not been paid or received by the Partnership as of December 31, 1996, 1995, 1994 and 1993, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                   1996            1995          1994          1993
                                                                   ----            ----          ----          ----
Equipment purchases included in:
   Due to affiliates.............................................. $  4             453           145           327
   Equipment purchases payable....................................  169           1,168           245         1,288

Distributions to partners included in:
   Due to affiliates..............................................   32               4             -             -
   Deferred quarterly distribution................................  124              80            14             -

Syndication and offering costs included in:
   Due to affiliates..............................................    -              91            80             -

Proceeds from sale of Equipment included in:
   Due from affiliates............................................   58              53            17             -

Proceeds from sale of limited partnership units included in:
   Accounts receivable............................................    -             236            -              -

Organizational costs included in:
   Due to affiliates..............................................    -               -            -            175

The following table summarizes the amounts of Equipment purchases, distributions to partners, syndication and offering costs, proceeds from sale of Equipment, proceeds from the sale of limited partnership units and organizational costs recorded by the Partnership and the amounts paid or received as shown on the Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                                                                                   1996         1995           1994
                                                                                   ----         ----           ----

Equipment purchases recorded...........................................      $    9,038       45,177         17,406
Equipment purchases paid...............................................          10,486       43,946         18,631

Distributions to partners declared.....................................           8,254        3,571            205
Distributions to partners paid.........................................           8,182        3,501            191

Syndication and offering costs recorded................................           2,553        6,407          2,552
Syndication and offering costs paid....................................           2,644        6,396          2,472

Proceeds from sale of Equipment recorded...............................             423          343             50
Proceeds from sale of Equipment received...............................             418          307             33

Proceeds from sales of limited partnership units recorded..............          21,848       48,807         18,589
Proceeds from sales of limited partnership units received..............          22,084       48,571         18,589

Organizational costs recorded..........................................             -              -             87
Organizational costs paid..............................................             -              -            262

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                     (A California limited partnership)

                     Notes to Fianancial Statements

               Years ended December 31, 1996,  1995 and 1994
    (Dollar  amounts in  thousands  except for unit and per unit amounts)


Note 1.  Summary of Significant Accounting Policies

      (a)  Nature of Operations

      Textainer Equipment Income Fund V, L.P. (TEIF V or the Partnership), a California Limited Partnership, was formed on July 15, 1993 to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, marine vessels, trailers and other container related equipment (the Equipment). TEIF V offered units representing limited partnership interests (Units) to the public until April 29, 1996, the close of the offering period, when a total of 4,465,263 Units had been purchased for a total of $89,305. At December 31, 1995 and 1994, 3,369,810 and 929,461 limited partnership units had been purchased totaling $67,396 and $18,589, respectively. Limited partners with capital contributions representing recorded capital of the Partnership of $4,738 and $3,614 at December 31, 1995 and 1994,
      respectively, were admitted as limited partners on January 1, 1996 and 1995, respectively. The purchase price of such Units was $20 per Unit.

      Textainer Capital Corporation (TCC) (formerly Textainer (Delaware) Inc.) is the Managing General Partner of the Partnership. Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.) and Textainer Limited (TL) are the Associate General Partners of the Partnership. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation
      (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for a one-year term and are classified as operating leases. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (c)  Equipment

      The Equipment is carried at the lower of cost of the assets purchased, which includes acquisition fees, or the estimated recoverable value of such assets. Depreciation of new equipment is computed using the straight-line method over its estimated useful life of 12 years to a 28% salvage value. Used equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Partnership adopted SFAS 121 during 1995. In accordance with SFAS 121, the Partnership periodically compares the carrying value of the Equipment to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. There were no reductions to the carrying value of the Equipment made during 1996 or 1995.

      (d)  Nature of Income from Operations

      Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. Once the Equipment is on-hire with a lessee, the Partnership has no way of knowing its location. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees.

      For the year ended December 31, 1996, revenue from one lessee accounted for 10.11% of the Partnership's revenues. No other single lessee accounted for more than 10% of the Partnership's revenues.

      (e)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, net earnings or losses and distributions are allocated 1% to the general partners and 99% to the limited partners. Gross income is specially allocated to the General Partners to the extent that their partners' capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. Notwithstanding the above, the special allocation of gross income and restoration of deficit general partner capital accounts was deferred by Partnership Agreement amendment until the partnership's complete syndication which occurred during the year ended December 31, 1996. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded these distributions as an accrued liability at December 31, 1996 and 1995.

      (f)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (g)  Organization Costs

      Organization costs are being amortized on a straight-line basis over five years.

      (h)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees are paid to the General Partners or TAS equal to 5% of Equipment purchase price (note
      2). These fees are capitalized as part of the cost of the Equipment.

      (i)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At December 31, 1996 and 1995, this reserve was equal to $361 and $232 respectively.

     (j)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the year ended December 31, 1996, 1995 and 1994 which was 4,041,267, 1,796,771 and 251,824, respectively.

      (k)  Redemptions

      The following redemption offerings were consummated by the Partnership during the year ended December 31, 1996:

                                                                              Average
                                                      Units Redeemed       Redemption Price           Amount Paid

     Year ended December 31, 1996:
         3rd quarter.............                       5,576                  $18.18                    $ 102
         4th quarter.............                       2,875                  $17.57                       50
                                                        -----                                            -----
     Balance at December 31, 1996                       8,451                  $17.97                    $ 152
                                                        =====                                             ====

     Partnership to date.........                       8,451                  $17.97                    $ 152
                                                        =====                                             ====

      There were no redemptions prior to 1996. The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

      (l)  Fair Value of Financial Instruments

      To meet the reporting requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1996 and 1995, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

      (m)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1996 financial statement presentation.

Note 2.  Transactions with Affiliates

      During the offering period, the Partnership paid a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC paid commissions to independent participating broker/dealers who participated in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions are determined by the volume of Units sold to each investor by the broker/dealers. Additionally, the General Partners and TSC are entitled to be reimbursed by the Partnership for certain organizational and offering costs, incurred in connection with the organization of the Partnership, up to a maximum of 6% of gross proceeds raised as allowed by the Partnership Agreement. These amounts, which totaled $2,553 and $6,407, respectively, during 1996 and 1995, were deducted as syndication and offering costs in the determination of net limited partnership contributions.

      The Partnership reimbursed the Managing General Partner for organization expenses totaling $262. These costs, which resulted from the formation of the Partnership, were capitalized as organization costs in 1994.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $478, $2,107 and $884 of equipment acquisition fees as part of Equipment costs during the years ended December 31, 1996, 1995 and 1994, respectively, and incurred $355, $166 and $14 of incentive management fees in the years ended December 31, 1996, 1995 and 1994. No equipment liquidation fees were incurred in 1996, 1995 or 1994.

      The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included as an offset to the amount due to affiliates at December 31, 1996, and 1995.

      Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the years ended December 31, 1996, 1995 and 1994, these fees totaled $950, $733 and $265, respectively. The Equipment is leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. The majority are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. During 1996, 1995, and 1994, costs allocated to the Partnership for salaries were $463, $363 and $151, respectively and other general and administrative costs were $399, $394 and $130, respectively.

      TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $744, $640 and $237 during 1996, 1995 and 1994, respectively.

      TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. TCC allocated $118, $117 and $44 of these indirect costs to the Partnership during 1996, 1995 and 1994, respectively.

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

      At December 31, 1996 and 1995, due to affiliates are comprised of:

                                                                                    1996              1995
                                                                                    ----              ----

                 Due to TEM.............................................           $ 125               142
                 Due to TCC.............................................              28                39
                 Due to TSC.............................................               -                41
                 Due to TL..............................................               -                15
                 Due to TAS.............................................               1               392
                                                                                   -----              ----
                                                                                   $ 154               629
                                                                                     ===               ===

      These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues by TEM.

      Prior to July 1994, it was the policy of the Partnership and the General Partners to charge interest on intercompany balances outstanding for more than one month. Interest was charged at the prime rate plus 2%. As of July 1994, this policy was changed so that the Partnership is not charged interest on intercompany balances except for loans on equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred interest expense of $123 on intercompany balances payable to TCC, TAS and TEM for the year ended December 31, 1994. There was no interest charged on intercompany balances for 1996 or 1995.

Note 3.  Rentals under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of December 31, 1996:

                 Year ending December 31:

                 1997.............................................................           $1,186
                 1998.............................................................              226
                 1999.............................................................               87
                 2000.............................................................                3
                                                                                           --------

                 Total minimum future rentals receivable..........................           $1,502
                                                                                              =====

Note 4.  Note Payable

      The Partnership had a short-term revolving credit line with an available limit of $15,000 which was used for Equipment purchases. Balances borrowed under this credit facility bore interest at either the Prime Rate plus .25% (8.5% at March 31, 1996) or the London Interbank Offered Rate (LIBOR) plus 2.00%, and the Partnership paid a commitment fee of 1/2% on the unused portion of the credit facility. The credit line was paid in full on April 8, 1996 and expired on May 31, 1996.

Note 5.  Income Taxes

      During 1996, 1995 and 1994, there were temporary differences of $13,741, $6,240 and $1,696, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                              1996            1995            1994
                                                                              ----            ----            ----

        Net income per financial statements..........................     $  3,834           3,116             367

        Increase in provision for bad debt...........................          118             108              36
        Depreciation for income tax purposes in excess
           of depreciation for financial statement purposes                 (7,799)         (4,831)         (1,629)
        Gain on sale of fixed assets for financial statement
           purposes in excess of gain recognized for
           federal income tax purposes...............................           54             165               3
        Increase in damage protection plan reserve...................          129             124             100
        Amortization of organization costs...........................             -              -             (31)
                                                                       ------------        --------        --------


        Net loss for federal income tax purposes.....................     $ (3,664)         (1,319)         (1,156)
                                                                          =========         =======         =======


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been none.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

Textainer Capital Corporation (TCC), as the Managing General Partner, is responsible for managing the administration and operation of the Registrant, and for the formulation and administration of investment policies.

Textainer Equipment Management Limited (TEM), an Associate General Partner, manages all aspects of the operation of the Registrant's Equipment. (Prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.)

Textainer Limited (TL), an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers of equipment and equipment owners, and regarding the terms upon which particular items of Equipment are acquired.

Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, is the managing sales agent for the offering of Units for sale.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1996, all Section 16(a) filing requirements were complied with, except that Philip K. Brewer filed his initial statement of beneficial interest on Form 3 late. No director, officer, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the foregoing failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    63    Director and Chairman of TGH, TEM, TL, and TCC
James E. Hoelter                  57    President and CEO of TGH, TL, and TCC, Director of TGH, TEM, TL, TCC and TSC
John A. Maccarone                 52    President and CEO of TEM, Vice  President of TGH,  Director of TGH, TEM, TL,
                                        TCC and TSC
Cara D. Smith                     34    President and CEO of TSC and Director of TCC
John R. Rhodes                    47    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TFS and TCC
                                        and Director of  TEM, and TCC
Alex M. Brown                     58    Director of TGH, TEM, TL, TCC and TSC
Harold J. Samson                  75    Director of TGH, TL and TSC
Philip K. Brewer                  40    Senior Vice President - Capital Markets for TGH and TL
Robert D. Pedersen                38    Senior Vice President - Marketing for TEM
Anthony C. Sowry                  44    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  46    Vice President - Americas/Africa/Australia for TEM
Robert S.A. Goodall               39    Vice President - Europe/Middle East/India for TEM
Wing Sing Mak                     39    Vice President - South Asia for TEM
Masanori Sagara                   41    Vice President - North Asia for TEM
Stefan Mackula                    44    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 41    Vice President, Finance and Assistant Secretary of TGH, TEM and TL
Richard G. Murphy                 44    Vice President - Risk Management for TEM
Janet S. Ruggero                  48    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              52    Director of TGH and TL
Isam K. Kabbani                   62    Director of TGH and TL
S. Arthur Morris                  63    Director of TGH, TEM and TL
Dudley R. Cottingham              45    Assistant Secretary, Vice President and Director of TGH, TEM and TL
James S. McCaffrey                41    Executive Vice President,  Chief Operating Officer,  Assistant Secretary and
                                        Director for TCC
Jeanene K. Gomes                  43    Assistant Secretary of TCC, Secretary and Compliance Officer of TSC


          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, and TCC and a member of the Investment Advisory Committee and Equipment Investment Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH, TL, and TCC and a director of TGH, TEM, TL, TCC and TSC. As President and Chief Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL and TCC. He is also responsible for overseeing TEM's equipment management operations. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA") in San Francisco, California, from the company's inception in 1979 until 1987. Mr. Hoelter co-founded IEA and directed its sponsorship of ten public and private investment programs, which provided more than $100 million of equity from 10,000 investors. From 1976 to 1978, Mr. Hoelter was Vice President - North America for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for all leasing operations in that area. From 1971 to 1976, he was associated with Itel Corporation, San Francisco, where he held a number of positions, the most recent of which was director of financial leasing for Itel's Container Division. Mr. Hoelter received his B.B.A. in business administration from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM, Vice President of TGH and a director of TGH, TEM, TL, TCC and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          Cara D. Smith is President and Chief Executive Officer of TSC, a director of TCC and a member of the Investment Advisory Committee (see
"Committees", below). In this capacity Ms. Smith is responsible for the organization, marketing and after-market support of TSC's investment programs. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL and TCC and a director of TEM and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown became affiliated with the Textainer Group in April 1986. From August 4, 1987 until October 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. From June 1993 to present, Mr. Brown has been Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. AAF is a publicly listed company on the London Stock Exchange and is involved in manufacturing and leasing modular buildings and construction scaffolding. Mr. Brown is Chairman of WACO International Corporation, which is based in Cleveland, Ohio. WACO manufactures, rents and erects scaffolding and other associated construction products throughout the USA. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986.

          Harold J. Samson is a director of TGH, TL and TSC and is a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms since 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

          Philip K. Brewer is Senior Vice President - Capital Markets for TGH and TL. Mr. Brewer is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is based in San Francisco and is Senior Vice President - Marketing for TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

          Anthony C. Sowry is Vice President - Operations and Acquisitions for TEM. Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with TEM in 1988 and previously served as Fleet Quality Control Manager for Textainer Inc. from 1982 through March 1988. He is also a member of the Credit Committee and the Equipment Investment Committee (see "Committees", below). From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

          Jens W. Palludan is based in New York and is Vice President - Americas/Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Robert S.A. Goodall is based in London and is Vice President - Europe/Middle East/India for TEM, in which capacity he is responsible for coordinating all leasing activities in these three areas of operation. Mr. Goodall joined TEM in September 1994. Previously, Mr. Goodall spent his career from July 1990 until August 1994 with Tiphook Container Rental, during which time he held numerous senior marketing positions within the company. He was responsible for setting up their green field operation in North America, which he successfully ran from inception for three years. Mr. Goodall also spearheaded a quality program within the company which received ISO accreditation for the Tank Container operation and associated business areas. Mr. Goodall has spent nearly sixteen years in the container leasing and transport industry. Mr. Goodall graduated from Bloxham College, Oxfordshire and Business Studies at West London College.

          Wing Sing Mak is based in Singapore and is the Regional Vice President - South Asia. Mr. Mak is responsible for container leasing activities in North/Central People's Republic of China (PRC), Hong Kong and South China
(PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is the Regional Vice President - North Asia of TEM. Mr. Sagara is responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

          Stefan Mackula is Vice President - Equipment Resale for TEM, in which capacity he coordinates the worldwide sale of equipment into secondary markets. Mr. Mackula also served as Vice President - Marketing for TEM, in which capacity he was responsible for coordinating all leasing activities in Europe, Africa, and the Middle East. He joined TEM in 1983 as Leasing Manager for the United Kingdom. Prior to joining TEM, Mr. Mackula held, beginning in 1972, a variety of positions in the international container shipping industry.

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TEM and TL, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM and TL. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

          Janet S. Ruggero is Vice President, Administration and Marketing Services for TEM. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

          Dr. Adnan Z. Abou Ayyash is a director of TGH and TL. Since 1974 he has been General Manager and Chief Executive Officer of one of the largest firms of consulting engineers in Saudi Arabia, Rashid Engineering. Dr. Adnan Abou Ayyash holds a B.S. degree in Civil Engineering from the American University of Beirut, as well as M.S. and Ph.D. degrees in Civil Engineering from the University of Texas.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 17 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1978 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL and TGH in 1993, and TEM in 1994.

          Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date), both in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients. Mr. Cottingham became a director of TL and TGH in 1993, and TEM in 1994.

          James S. McCaffrey is Executive Vice President, Chief Operating Officer, Assistant Secretary and a director of and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for TCC. He is a member of and acts as secretary to the Investment Advisory Committee and serves on the Equipment Investment Committee (see "Committees" below). Prior to joining Textainer in July 1993, Mr. McCaffrey was Vice President of Finance for Meridian Point Properties, a real estate syndication and management company, from 1985 to 1993; from 1983 to 1985 he was employed by Trans-west Capital as Controller and Chief Financial Officer. Mr. McCaffrey's earlier business affiliations include serving as manager of financial reporting for Fox and Carskadon Financial Corporation and as a senior accountant with Arthur Andersen & Co. Mr. McCaffrey is a Certified Public Accountant and holds a B.S. in business administration and mathematics from Southern Oregon State College and two securities licenses.

          Jeanene K. Gomes is Assistant Secretary of TCC and Secretary and Compliance Officer of TSC. Ms. Gomes is responsible for administering the public partnerships sponsored by the Textainer Group. She is responsible for ensuring that all data relating to investor accounts is input, monitored, and stored in a timely manner and in accordance with the limited partnership agreement for each of the partnerships as well as state and federal securities regulations. Ms. Gomes oversees all communications with the limited partners and as such directly supervises all personnel in performing this function. As compliance officer for TSC, Ms. Gomes is responsible for ensuring compliance with all securities regulations. Ms. Gomes also serves on the Investment Advisory Committee (see "Committees" below). Ms. Gomes holds five securities licenses and was, prior to joining Textainer in 1989, the compliance officer for CIS Investment Corporation, a broker-dealer.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment
mix   in   the   Partnership's  portfolio,  equipment  remarketing  issues,  and decisions regarding ultimate disposition of equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, James S. McCaffrey, Richard G. Murphy (Secretary), Alex M. Brown and Neil I. Jowell.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter (Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, James S. McCaffrey (Secretary), John R. Rhodes, Jeanene K. Gomes, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


ITEM 11 - EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TCC, TEM or TL for the remuneration payable to their executive officers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)      Security ownership of certain beneficial owners

        There is no person or "Group" who is known to the registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership interest in the Registrant.

b)      Security Ownership of Management



                                                                           Number
                  Name of Beneficial Owner                                Of Units       % All Units

                  James E. Hoelter                                            1,370        .0339%
                  Ernest J. Furtado                                             600        .0148%
                                                                              -----        -----

                  Officers and Management as a Group                          1,970        .0487%
                                                                              =====        =====

c)       Changes in control.

         Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                      (Dollar amounts in thousands)

(a)      Transactions with Management and Others.

         At December 31, 1996 and 1995 due to affiliates are comprised of:

                                                                                    1996              1995
                                                                                    ----              ----

                      Due to TEM........................................           $ 125               142
                      Due to TCC........................................              28                39
                      Due to TSC........................................               -                41
                      Due to TL.........................................               -                15
                      Due to TAS........................................               1               392
                                                                                --------               ---

                                                                                   $ 154               629
                                                                                   =====               ===

         These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM.

         In addition, the Registrant paid or will pay the following amounts to the General Partners and to TSC, which was the managing sales agent for the offering of Units for sale and is a licensed broker and dealer in securities and an affiliate of TCC, TEM and TL:

         Syndication fees and organization and offering expense reimbursements:

                                                            1996               1995              1994
                                                            ----               ----              ----

                     TCC...................              $    272              1,309               661
                     TSC...................                 2,281              5,098             1,978
                                                            -----              -----             -----
                     Total.................              $  2,553              6,407             2,639
                                                            =====              =====             =====

         Acquisition Fees in connection with the purchase of equipment on behalf of the Registrant:

                                                             1996            1995              1994
                                                             ----            ----              ----

                     TAS..................               $    478           2,107               884
                                                              ===           =====               ===


         Management fees in connection with the operations of the Registrant:

                                                            1996             1995              1994
                                                            ----             ----              ----

                     TEM..................              $  1,305              899               279
                                                           =====              ===               ===


         Reimbursement for administrative costs in respect of the operations of the Registrant:

                                                            1996             1995              1994
                                                            ----             ----              ----

                     TCC..................              $    118              117                44
                     TEM..................                   744              640               237
                                                             ---              ---               ---
                     Total................              $    862              757               281
                                                             ===              ===               ===

         Reimbursements in connection with the purchase of Equipment:

                                                            1996             1995               1994
                                                            ----             ----               ----

                     TCC..................          $          -                -                170
                     TL...................                     -                -                798
                     TAS..................                     -                -                430
                                                     -----------           --------           ------
                     Total................          $        -                  -              1,398
                                                     ===========        ===========            =====

(b)      Certain Business Relationships.

         Inapplicable.

(c)      Indebtedness of Management

         Inapplicable.

(d)      Transactions with Promoters

         Inapplicable.

See the "Compensation of Affiliates" section of the Registrant's Prospectus, as supplemented, and the Notes to the Financial Statements in Item 8.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited financial statements of the Registrant  for  the  year ended December 31, 1996 are contained in Item 8 of this Report.

         2.       Financial Statement Schedules.

                  (i)      Independent    Auditors'  Report   on   Supplementary
                           Financial Schedule.

                  (ii)     Schedule II - Valuation and Qualifying Accounts.

         3.       Exhibits Incorporated by reference.

                  (i) The Registrant's Prospectus as contained in Pre-Effective Effective No. 3 to the Registrant's Registration Statement (No. 33-71944), as filed with the Commission on April 8, 1994, as supplemented by Post Effective Amendment No. 2 as filed under
                           Section 8(c) of the Securities Exchange Act of 1933 on May 5, 1995 and Supplement No. 5 as filed under Rule 424(b) of the Securities Exchange Act of 1993 on March 18, 1996.

                  (ii)     The  Registrant's  limited   partnership   agreement,
                           Exhibit A to the Prospectus.

(b) During the year ended 1996, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund V, L.P.:

Under the date of February 17, 1997, we reported on the balance sheets of Textainer Equipment Income Fund V, L.P. (the Partnership) as of December 31, 1996 and 1995, and the related statements of earnings, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               KPMG Peat Marwick LLP


San Francisco, California
February 17, 1997

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California limited partnership)

                 Schedule II - Valuation and Qualifying Accounts

                       (Dollar amounts in thousands)

                                                              Charged                                            Balance
                                         Balance at           to Costs           Charged                          at End
                                          Beginning             and              to Other                           of
                                          of Period           Expenses           Accounts        Deduction        Period

For the year ended December 31, 1996:

   Allowance for doubtful accounts    $       151                     128            -                (10)            269
                                            -----                   -----        --------           ------          -----

   Damage protection plan reserve     $       232                     384            -               (255)            361
                                            -----                   -----        --------            -----          -----


For the year ended December 31, 1995:

   Allowance for doubtful accounts    $        43                     111            -                 (3)            151
                                           ------                   -----        --------          -------          -----

   Damage protection plan reserve     $      108                      239            -               (115)            232
                                           -----                    -----        --------            -----          -----


For the year ended December 31, 1994:

   Allowance for doubtful accounts    $          8                     35            -                -                43
                                           -------                 ------        --------         --------         ------

   Damage protection plan reserve     $          9                    131            -                (32)            108
                                           -------                  -----        --------           ------          -----


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         A California Limited Partnership

                                         By Textainer Capital Corporation
                                            The Managing General Partner

                                         By
                                            John R. Rhodes
                                            Executive Vice President

Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date


                                                  Executive Vice President                     March 27, 1997
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer) and
                                                  Secretary

                                                  President (Principal Executive               March 27, 1997
James E. Hoelter                                  Officer) and Director


                                                  Executive Vice President,                    March 27, 1997
James S. McCaffrey                                Chief Operating Officer and Director


                                                  Director                                     March 27, 1997
John A. Maccarone


                                                  Director                                     March 27, 1997
Cara D. Smith

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         A California Limited Partnership

                                         By Textainer Capital Corporation
                                            The Managing General Partner

                                         By /s/John R. Rhodes
                                            John R. Rhodes
                                            Executive Vice President

Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date


/s/John R. Rhodes                                 Executive Vice President                     March 27, 1997
------------------------------------------------  (Principal Financial and
John R. Rhodes                                    Accounting Officer) and
                                                  Secretary

/s/James E. Hoelter                               President (Principal Executive               March 27, 1997
------------------------------------------------  Officer) and Director
James E. Hoelter


/s/James S. McCaffrey                             Executive Vice President, Chief              March 27, 1997
----------------------------------------------    Operating Officer and Director
James S. McCaffrey


/s/John A. Maccarone                              Director                                     March 27, 1997
----------------------------------------------
John A. Maccarone


/s/Cara D. Smith                                  Director                                     March 27, 1997
------------------------------------------------
Cara D. Smith
