Form 10-Q
period 1997-03-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1997-05-13
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Annual Report on Form 10-Q for the first quarter ended March 31, 1997.

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


                  For the quarterly period ended March 31, 1997


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

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.

                       (a California limited partnership)

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1997

                                TABLE OF CONTENTS



                                                                                                               Page



Item 1.  Financial Statements

         Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996................................        3

         Statements of Earnings for the three months
         ended March 31, 1997 and 1996 (unaudited)........................................................        4

         Statements of Partners' Capital  for the three months
         ended March 31, 1997 and 1996 (unaudited)........................................................        5

         Statements of Cash Flows for the three months
         ended March 31, 1997 and 1996 (unaudited)........................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12




                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California limited partnership)

                                 Balance Sheets

                      March 31, 1997 and Decemeber 31, 1996
                             (Amounts in thousands)

                                                                                1997                    1996
                                                                          -----------------       -----------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $10,290 (1996:  $9,118)                              $           68,695                  69,985
Cash                                                                                   221                     943
Accounts receivable, net of allowance
   for doubtful accounts of $257 (1996:  $269)                                       3,187                   2,829
Due from affiliates (note 5)                                                            38                       -
Organization costs, net of accumulated
   amortization of $135 (1996:  $122)                                                  127                     140
Prepaid expenses                                                                        22                      30
                                                                          -----------------       -----------------

                                                                        $           72,290                  73,927
                                                                          =================       =================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable and accrued liabilities                             $              347                     333
   Accrued recovery costs (note 2)                                                      61                      54
   Accrued damage protection plan costs (note 3)                                       350                     361
   Due to affiliates (note 5)                                                            -                     154
   Deferred quarterly distribution                                                     126                     124
   Equipment purchases payable                                                           -                     169
                                                                          -----------------       -----------------

      Total liabilities                                                                884                   1,195
                                                                          -----------------       -----------------

Partners' capital:
   General partners                                                                      2                       2
   Limited partners                                                                 71,404                  72,730
                                                                          -----------------       -----------------

      Total partners' capital                                                       71,406                  72,732
                                                                          -----------------       -----------------

                                                                        $           72,290                  73,927
                                                                          =================       =================

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California limited partnership)

                             Statements of Earnings

                  For three  months  ended March 31, 1997 and 1996
         (Dollar amounts in thousands except for unit and per unit amounts)
                                    (unaudited)

                                                                1997                  1996
                                                            --------------       ---------------

Rental Income                                             $         3,392                 3,370
                                                            --------------       ---------------

Costs and expenses:
   Direct container expenses                                          700                   603
   Bad debt expense                                                    15                    41
   Depreciation and amortization                                    1,207                 1,129
   Professional fees                                                    9                    16
   Management fees to affiliates (note 5)                             329                   311
   General administrative costs to affiliates (note 5)                234                   243
   Other general and administrative costs                              36                    13
                                                            --------------       ---------------

                                                                    2,530                 2,356
                                                            --------------       ---------------

       Income from operations                                         862                 1,014
                                                            --------------       ---------------

Other income (expense):
   Interest income (expense), net                                      11                 (142)
   Gain on sale of equipment                                           52                    37
                                                            --------------       ---------------

                                                                       63                 (105)
                                                            --------------       ---------------

       Net earnings                                       $           925                   909
                                                            ==============       ===============

Allocation of net earnings (note 5):
   General Partners                                       $            24                    16
   Limited Partners                                                   901                   893
                                                            --------------       ---------------

                                                          $           925                   909
                                                            ==============       ===============


Limited partners' per unit share of net earnings          $          0.20                  0.24
                                                            ==============       ===============

Limited partners' per unit share of distributions         $          0.50                  0.45
                                                            ==============       ===============

Weighted average number of limited
       partnership units outstanding                            4,454,893             3,731,354
                                                            ==============       ===============


See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California limited partnership)

                         Statements of Partners' Capital

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                  Partners' Capital
                                                                -------------------------------------------------------
                                                                 General             Limited                 Total
                                                                -----------       ---------------        --------------

Balances at January 1, 1996                                   $          2                58,007                58,009

Proceeds from sale of limited partnership units                          -                15,789                15,789

Syndication and offering costs                                           -               (1,819)               (1,819)

Distributions                                                         (18)               (1,672)               (1,690)

Net earnings                                                            16                   893                   909
                                                                -----------       ---------------        --------------

Balances at March 31, 1996                                    $          -                71,198                71,198
                                                                ===========       ===============        ==============

Balances at January 1, 1997                                   $          2                72,730                72,732

Distributions                                                         (24)               (2,227)               (2,251)

Net earnings                                                            24                   901                   925
                                                                -----------       ---------------        --------------

Balances at March 31, 1997                                    $          2                71,404                71,406
                                                                ===========       ===============        ==============


See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                        1997               1996
                                                                                   ---------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                  $          925                909
   Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
         Depreciation                                                                     1,194              1,116
         (Decrease) increase in allowance for doubtful accounts                             (12)                40
         Amortization of organization costs                                                  13                 13
         Gain on sale of equipment                                                          (52)               (37)
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                    (346)               95
             Decrease in due to affiliates, net                                              (6)              (97)
             Increase (decrease) in accounts payable and accrued liabilities                 14               (41)
             Increase in accrued contingency insurance costs                                  7                 7
             (Decrease) increase in accrued damage protection plan costs                    (11)               63
             Decrease in prepaid expenses                                                     8                 9
                                                                                   ---------------    ----------------
             Net cash provided by operating activities                                    1,734             2,077
                                                                                   ---------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                           82               118
   Equipment purchases                                                                     (257)           (3,782)
                                                                                   -----------------------------------
             Net cash used in investing activities                                         (175)           (3,664)
                                                                                   ---------------    ----------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                                            -            16,026
   Distributions to partners                                                             (2,281)           (1,643)
   Syndication and offering costs                                                             -            (1,797)
   Repayments under revolving credit line                                                     -            (7,500)
                                                                                   ---------------    ----------------
              Net cash (used in) provided by financing activities                        (2,281)            5,086
                                                                                   ---------------    ----------------

Net (decrease) increase in cash                                                            (722)            3,499

Cash at beginning of period                                                                 943             1,372
                                                                                   ---------------    ----------------

Cash at end of period                                                            $          221             4,871
                                                                                   ===============    ================

Interest paid during the period                                                  $            -               263
                                                                                   ===============    ================

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California limited partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of March 31, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                Mar. 31        Dec. 31        Mar. 31       Dec. 31
                                                                   1997           1996           1996          1995
                                                                -------        -------        -------       -------
Equipment purchases included in:
   Due to (from) affiliates............................        $    (7)              4            190           453
   Equipment purchases payable.........................               -            169          2,598         1,168

Distributions to partners included in:
   Due to affiliates...................................               -             32             34             4
   Deferred quarterly distribution.....................             126            124             97            80

Proceeds from sale of limited partnership units included in:
   Due from affiliates.................................               -              -              -           237

Syndication and offering costs included in:
   Due to affiliates...................................               -              -            113            91

Proceeds from sale of Equipment included in:
   Due from affiliates.................................             201             58             30            53

The following table summarizes the amounts of Equipment purchases, distributions to partners, sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                                             1997              1996
                                                                                             ----              ----

Equipment purchases recorded.........................................................   $      77             4,949
Equipment purchases paid.............................................................         257             3,782

Distributions to partners declared...................................................       2,251             1,690
Distributions to partners paid.......................................................       2,281             1,643

Proceeds from sale of limited partnership units recorded.............................           -            15,789
Proceeds from sale of limited partnership units received.............................           -            16,026

Syndication and offering costs recorded..............................................           -             1,819
Syndication and offering costs paid..................................................           -             1,797

Proceeds from sale of Equipment recorded.............................................         225                95
Proceeds from sale of Equipment received.............................................          82               118

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California limited partnership)

                          Notes to Financial Statements

                                 March 31, 1997
              (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

        Textainer Equipment Income Fund V, L.P.(the Partnership) is a California Limited Partnership formed in 1993. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

        The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1997 and 1996, have been made.

        The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1996.

        Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain reclassifications of prior year amounts have been made in order to conform with the 1997 financial statement presentation.

Note 2.  Recovery Costs

        The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At March 31, 1997 and December 31,1996, the amount accrued was $61 and $54, respectively.

Note 3.  Damage Protection Plan

        The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At March 31, 1997 and December 31, 1996, this reserve was equal to $350 and $361, respectively.

Note 4.  Acquisition of Equipment

        During  the  three-month  periods  ended  March 31,  1997 and 1996,  the
        Partnership   purchased  Equipment  with  a  cost  of  $77  and  $4,949, respectively.

Note 5.  Transactions with Affiliates

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

        In accordance with the Partnership Agreement, and subject to the special allocations described therein, net earnings or losses and distributions are generally allocated 1% to the general partners and 99% to the limited partners. Gross income is specially allocated to the General Partners to the extent that their partners' capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. Notwithstanding the above, the special allocation of gross income and restoration of deficit general partner capital accounts was deferred by Partnership Agreement amendment until the partnership's complete syndication which occurred during the year ended December 31, 1996. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $13 and $170 of equipment acquisition fees as part of Equipment costs during the three-month periods ended March 31, 1997 and 1996, respectively and incurred $94 and $75 of incentive management fees during the three-month periods ended March 31, 1997 and 1996, respectively. No equipment liquidation fees were incurred in either period.

        The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from and due to affiliate at March 31, 1997 and December 31, 1996.

        Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $235 and $236 for the three-month periods ended March 31, 1997 and 1996, respectively. The Partnership's Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

        Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. During the three-month periods ended March 31, 1997 and 1996, costs allocated to the Partnership for salaries were $120 and $119, respectively, and other general and administrative costs were $114 and $124, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $206 and $199 during the three-month periods ended March 31, 1997 and 1996, respectively.

        TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to total Equipment of all limited partnerships managed by TCC. TCC allocated $28 and $44 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996.

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

        The Partnership paid a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC paid commissions to independent participating broker/dealers who participated in the offering. The amount of the managing sales agent fee and the broker/dealers' commissions were determined by the volume of Units sold to each investor by the broker/dealers. Additionally, the General Partners and TSC were entitled to be reimbursed by the Partnership for certain organizational and offering costs, incurred in connection with the organization of the Partnership, up to a maximum of 6% of gross proceeds raised as allowed by the Partnership Agreement.

        As of March 31, 1997 and December 31, 1996, due from and to affiliates are comprised of:

                                                                                       1997            1996
                                                                                       ----            ----
                    Due from affiliates:
                             Due from TAS...................................     $        7               -
                             Due from TL....................................              1               -
                             Due from TEM...................................             57               -
                                                                                       ----            ----
                                                                                 $       65               -
                                                                                       ====            ====

                    Due to affiliates:
                             Due to TAS.....................................     $        -               1
                             Due to TCC.....................................             27              28
                             Due to TEM.....................................              -             125
                                                                                       ----            ----
                                                                                 $       27             154
                                                                                       ====            ====

        These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

        It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the three-month periods ended March 31, 1997 or 1996.

Note 6.  Rentals under Operating Leases

        The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1997:

           Year ended March 31:

           1998.......................................................  $ 1,050
           1999.......................................................      177
           2000.......................................................       65
                                                                           ----

           Total minimum future rentals receivable....................  $ 1,292
                                                                          =====

Note 7.  Revolving Credit Line

        On October 12, 1993, the Partnership was granted a revolving credit line with an available limit of $15,000 which was used for Equipment purchases. On April 8, 1996 the credit line was paid in full and it expired on May 31, 1996.

Note 8.   Redemptions

        No redemption offerings were consummated during the three-month period ended March 31, 1997 or 1996. The total number of units redeemed since inception of the redemption program is 8,451, at a total cost of $152, representing an average redemption price of $17.97 per unit. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 1, 1994. On April 29, 1996 the offering of limited partnership interests was closed at $89,305.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units during the three-months ended March 31, 1997.

The Partnership's invests working capital and cash flows from operations in short-term, highly liquid investments prior to distribution or reinvestment in additional Equipment. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lessor of (i) 1% of aggregate offering proceeds; or (ii) $100. At March 31, 1997, the Partnership's cash of $221 was primarily invested in money market accounts.

During the three-month period ended March 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through February 1997 in the amount of $2,227. These distributions represent 10% of original capital (measured on an annualized basis) on each unit. On a GAAP basis, $1,326 of these distributions were a return of capital and the balance was from net earnings. On a cash basis, $1,734 of these distributions was from operations and the balance was from reserves. Beginning with the cash distribution to limited partners for the month of April 1997, payable May 1997, the Partnership will make distributions at an annualized rate of 9% on each Unit. This reduction in the Partnership's distribution rate is a result of a decline in demand for leasing of the Partnership's container rental fleet, which is discussed in detail below.

For the three-month period ended March 31, 1997, the Partnership had net cash provided by operating activities of $1,734 compared with net cash provided by operating activities of $2,077 for the same period in 1996. This decrease was primarily attributable to an increase in accounts receivable from operations. Accounts receivable from operations increased primarily due to the increase in the average collection period from 77 days for the three-month period ended March 31, 1996 to 91 days for the same period in 1997. The increase in the average collection period is primarily due to the collection period being low during the three months ended 1996 primarily due to the smaller size of the Partnership portfolio during the three-months ended 1996.

As explained below under "Results of Operations", demand for leased containers has declined, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1997 was $175 compared with $3,664 for the same period in 1996, although the Partnership has not yet sold any significant amount of Equipment. The Partnership purchased more Equipment in the three-month period ended March 31, 1996 than in the comparable period in 1997 primarily due to cash available from on-going fund raising activity during 1996. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consists of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during the three-month periods ended March 31, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1997           1996
                                                         ----           ----

               Opening inventory...................     23,952         21,345
               Closing inventory...................     23,886         22,919
               Average.............................     23,919         22,132


The growth in average container fleet between 1996 and 1997, is due to the buildup of the Partnership's portfolio as the initial gross proceeds raised in the Partnership's Offering were invested in Equipment.

Rental income and direct container expenses are also affected by the lease utilization percentages for the Equipment which were 81% on average during the three months ended March 31, 1997 compared to 84% during the three months ended March 31, 1996. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1997 and 1996.

The Partnership's income from operations for the three-month period ended March 31, 1997 was $862 on gross rental income of $3,392, compared to $1,014 on gross rental income for $3,370 for the same period in 1996. The largest component of total rental income is income from container rentals, which decreased by $24 or 1%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization decreased 4%, average daily rental rates decreased 3% and average inventory increased 8%.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. For the near term, the General Partners do not foresee any changes in current market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan
(DPP). For the three-month period ended March 31, 1997, the total of these other revenue items was $269, an increase of $47 compared to the equivalent period in 1996. The primary components of this net increase were increases in handling income and DPP of $37 and $15, respectively. The increase in handling income is primarily due to the increase in the average container fleet and the increase in DPP is primarily due to the increase in the number of lessees under the plan.

Direct container expenses, excluding bad debt expense, increased by $97, or 16%, from the three-month period ended March 31, 1996, to the same period in 1997. The primary component of this increase was an increase in storage expense of $146, offset in part by a decrease in DPP expense of $66 between periods. The increase in storage expense was primarily due to the increase in average fleet size and the decline in utilization. The decrease in DPP expense was primarily due to a decrease in the average number of units requiring repairs from March 31, 1996 to the same period in 1997, coupled with a slight decrease in the average repair costs per unit between the two periods.

Bad debt expense decreased from $41 in the three-month period ended March 31, 1996 to $15 in the same period of 1997 and is primarily due to a lower reserve requirement in 1997 resulting from a write-off of a receivable from one lessee during 1997.

Depreciation and amortization expense increased by $78, or 7%, from the three-month period ended March 31, 1996 to the same period in 1997, reflecting the increase in the Partnership's average fleet size between periods.

Management fees increased by $18 or 6%, from the three months ended March 31, 1996 to the equivalent period in 1997 due to an increase in incentive management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $19 or 25% primarily due to an increase in partners' capital from the three-month period ended March 31, 1996 the equivalent period in 1997. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 4%, or $9, from the three-month period ended March 31, 1996 to the same period in 1997, primarily due to a decline in overhead costs allocated from TEM during these periods.

Other income (expense) provided $63 of additional income for the three-month period ended March 31, 1997, representing an increase of $168, over the equivalent period in 1996. The increase was attributable to a $153 decline in interest expense, which was due to the repayment of the credit facility in April, 1996.

Net earnings per limited partnership unit decreased from $0.24 for the three-month period ended March 31, 1996 to $0.20 for the three-month period ended March 31, 1997. Despite the slight increase in net earnings, which increased from $909 for the three-month period ended March 31, 1996 to $925 for the same period in 1997, the average outstanding units increased at a greater rate, resulting in a decrease in earnings on a per unit basis.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1997 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         (A California limited partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                       By
                                         -------------------------
                                           John R. Rhodes
                                           Executive Vice President



Date: May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date



-------------------------                    Executive Vice President,                  May 13, 1997
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer) and
                                             Secretary




-------------------------                    President (Principal Executive             May 13, 1997
James E. Hoelter                             Officer) and Director





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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         (A California limited partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/John R. Rhodes
                                           -------------------------
                                            John R. Rhodes
                                            Executive Vice President


Date: May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date



/s/John R. Rhodes                          Executive Vice President,                   May 13, 1997
-------------------------                  (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary


/s/James E. Hoelter                        President (Principal Executive              May 13, 1997
-----------------------                    Officer) and Director
James E. Hoelter
