Form 10-Q
period 1997-06-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1997-08-14
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1997.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                 FORM 10Q


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington DC 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997


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

                   Quarterly Report on Form 10Q for the
                        Quarter Ended June 30, 1997

                            TABLE OF CONTENTS



                                                                                                               Page



Item 1.  Financial Statements

         Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996.................................        3

         Statements of Earnings for the six and three months
         ended June 30, 1997 and 1996 (unaudited).........................................................        4

         Statements of Partners' Capital  for the six months
         ended June 30, 1997 and 1996 (unaudited).........................................................        5

         Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996 (unaudited).........................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12





                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                    (a California Limited Partnership)

                              Balance Sheets

                     June 30, 1997 and December 31, 1996
                           (Amounts in thousands)

                                                          1997                    1996
                                                     ----------                 ------
                                                    (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $11,462 (1996:  $9,$18)               67604                   69985
Cash                                                       626                     943
Accounts receivable, net of allowance
   for doubtful accounts of $354 (1996:  $269)            2889                    2829
Organization costs, net of accumulated
   amortization of $148 (1996:  $122)                      114                     140
Prepaid expenses                                            14                      30
                                                       -------                 -------
                                                  $      71247                   73927
                                                       =======                 =======

Liabilities and Partners' Capital
Liabilities:
   Accounts payable and accrued liabil$ties                547                     333
   Accrued recovery costs (note 2)                          70                      54
   Accrued damage protection plan costs (note 3)           352                     361
   Due to affiliates (note 5)                               59                     154
   Deferred quarterly distribution                         112                     124
   Equipment purchases payable                             162                     169
                                                       -------                 -------
      Total liabilities                                   1302                    1195
                                                       -------                 -------

Partners' capital:
   General partners                                          2                       2
   Limited partners                                      69943                   72730
                                                       -------                 -------
      Total partners' capital                            69945                   72732
                                                       -------                 -------
Commitments (note 9)
                                      $                  71247                   73927
                                                       =======                 =======

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

              For six and three months ended June 30, 1997 and 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                     Six months          Three months           Six months          Three months
                                                          Ended                 Ended                Ended                 Ended
                                                  June 30, 1997         June 30, 1997        June 30, 1996         June 30, 1996
                                              ------------------    ------------------   ------------------    ------------------

Rental income                              $             6,702                 3,310                6,687                 3,317
                                              ------------------    ------------------   ------------------    ------------------
Costs and expenses:
   Direct container expenses                             1,486                   786                1,199                   596
   Bad debt expense                                        118                   103                   63                    22
   Depreciation and amortization                         2,404                 1,197                2,326                 1,197
   Professional fees                                        21                    12                   31                    15
   Management fees to affiliates (note 5)                  645                   316                  635                   324
   General administrative costs                            460                   226                  468                   225
        to affiliates (note 5)
   Other general and administrative costs                  73                    37                   26                    13
                                               ------------------    ------------------   ------------------    ------------------
                                                        5,207                 2,677                4,748                 2,392
                                               ------------------    ------------------   ------------------    ------------------
       Income from operations                           1,495                   633                1,939                   925
                                               ------------------    ------------------   ------------------    ------------------

Other income (expense):
   Interest income (expense), net                          18                     7                 (155)                  (13)
   Gain on sale of equipment                               52                     0                   56                    19
                                               ------------------    ------------------   ------------------    ------------------
                                                           70                     7                  (99)                    6
                                               ------------------    ------------------   ------------------    ------------------
       Net earnings                       $             1,565                   640                1,840                   931
                                               ==================    ==================   ==================    ==================

Allocation of net earnings (note 5):
   General Partners                       $                46                    22                   39                    23
   Limited Partners                                     1,519                   618                1,801                   908
                                               ------------------    ------------------   ------------------    ------------------
                                          $             1,565                   640                1,840                   931
                                               ==================    ==================   ==================    ==================


Limited partners' per unit share
  of net earnings                         $              0.34                  0.14                 0.45                  0.20
                                               ==================    ==================   ==================    ==================

Limited partners' per unit share
  of distributions                        $              0.97                  0.47                 0.93                  0.46
                                               ==================    ==================   ==================    ==================

Weighted average number of limited
       partnership units outstanding                4,454,893             4,454,893            3,984,542             4,463,915
                                               ==================    ==================   ==================    ==================

See accompanying notes to financial statements

                        TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                          (a California Limited Partnership)

                            Statements of Partners' Capital

                     For the six months ended June 30, 1997 and 1996
                                (Amounts in thousands)
                                      (unaudited)

                                                                                  Partners' Capital
                                                                -------------------------------------------------------
                                                                 General             Limited                 Total
                                                                -----------       ---------------        --------------

Balances at January 1, 1996                                   $          2                58,007                58,009

Proceeds from sale of limited partnership units                          -                21,848                21,848

Syndication and offering costs                                           -                (2,553)               (2,553)

Distributions                                                          (39)               (3,710)               (3,749)

Net earnings                                                            39                 1,801                 1,840
                                                                -----------       ---------------        --------------
Balances at June 30, 1996                                     $          2                75,393                75,395
                                                                ===========       ===============        ==============

Balances at January 1, 1997                                   $          2                72,730                72,732

Distributions                                                          (46)               (4,306)               (4,352)

Net earnings                                                            46                 1,519                 1,565
                                                                -----------       ---------------        --------------
Balances at June 30, 1997                                     $          2                69,943                69,945
                                                                ===========       ===============        ==============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                      (a California Limited Partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                            (Amounts in thousands)
                                 (unaudited)

                                                                                        1997               1996
                                                                                   ---------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                  $           1,565              1,840
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                        2,378              2,300
         Increase in allowance for doubtful accounts                                            85                 57
         Amortization of organization costs                                                     26                 26
         Gain on sale of equipment                                                             (52)               (56)
         Changes in assets and liabilities:
             Increase in accounts receivable                                                  (145)               (38)
             Decrease in due to affiliates                                                     (74)              (476)
             Increase (decrease) in accounts payable and accrued liabilities                   214                (71)
             Increase in accrued recovery costs                                                 16                 26
             (Decrease) increase in accrued damage protection plan costs                        (9)                84
             Decrease in prepaid expenses                                                       16                 17
                                                                                   ---------------    ----------------
             Net cash provided by operating activities                                       4,020              3,709
                                                                                   ---------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                             303                250
   Equipment purchases                                                                        (250)           (9,365)
                                                                                   ----------------   ----------------
             Net cash provided by (used in) investing activities                                53            (9,115)
                                                                                   ----------------   ----------------

Cash flows from financing activities:
   Proceeds from sale of limited partnership units                                               -            22,084
   Distributions to partners                                                                (4,390)           (3,367)
   Syndication and offering costs                                                                -            (2,644)
   Repayments under revolving credit line                                                        -           (10,000)
                                                                                   ----------------   ----------------
              Net cash (used in) provided by financing activities                           (4,390)            6,073
                                                                                   ----------------   ----------------

Net (decrease) increase in cash                                                               (317)              667

Cash at beginning of period                                                                    943             1,372
                                                                                   ----------------   ----------------
Cash at end of period                                                            $             626             2,039
                                                                                   ================    ================
Interest paid during the period                                                  $               -               282
                                                                                   ================    ================

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.

                      (A California Limited Partnership)

                      Statements of Cash Flows--Continued

               For the six months ended June 30, 1997 and 1996
                            (Amounts in thousands)
                                  (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of June 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                June 30        Dec. 31        June 30       Dec. 31
                                                                   1997           1996           1996          1995
                                                                -------        -------        -------       -------
Equipment purchases included in:
   Due to affiliates...................................        $      -              4            306           454
   Equipment purchases payable.........................             162            169          1,291         1,168
Distributions to partners included in:
   Due to affiliates...................................               6             32            342             4
   Deferred quarterly distribution.....................             112            124            124            80
Proceeds from sale of limited partnership units included in:
   Due from affiliates.................................               -              -              -           236
Syndication and offering costs included in:
   Due to affiliates...................................               -              -              -            91
Proceeds from sale of Equipment included in:
   Due from affiliates.................................              49             58             16            53

The following table summarizes the amounts of Equipment purchases, distributions to partners, sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                                             1997              1996
                                                                                             ----              ----

Equipment purchases recorded.........................................................  $      239             9,340
Equipment purchases paid.............................................................         250             9,365

Distributions to partners declared...................................................       4,352             3,749
Distributions to partners paid.......................................................       4,390             3,367

Proceeds from sale of limited partnership units recorded.............................           -            21,848
Proceeds from sale of limited partnership units received.............................           -            22,084

Syndication and offering costs recorded..............................................           -             2,553
Syndication and offering costs paid..................................................           -             2,644

Proceeds from sale of Equipment recorded.............................................         294               213
Proceeds from sale of Equipment received.............................................         303               250

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                      (A California Limited Partnership)

                        Notes to Financial Statements

                               June 30, 1997
        (Dollar amounts in thousands except for per unit amounts)
                                (unaudited)

Note 1.  General

       Textainer Equipment Income Fund V, L.P. (the Partnership) is a California
        Limited Partnership formed in 1993. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

        The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the six-month periods ended June 30, 1997 and 1996, have been made.

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

Note 2.  Recovery Costs

        The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At June 30, 1997 and December 31, 1996, the amounts accrued were $70 and $54, respectively.

Note 3.   Damage Protection Plan

        The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At June 30, 1997 and December 31, 1996, this reserve was equal to $352 and $361, respectively.

Note 4.  Acquisition of Equipment

        During the six-month periods ended June 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $239 and $9,340, respectively.

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

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $13 and $440 of equipment acquisition fees as part of Equipment costs during the six-month periods ended June 30, 1997 and 1996, respectively. The Partnership had incurred $178 and $85 of incentive management fees during the six- and three-month periods ended June 30, 1997 and $167 and $92 for the comparable periods in 1996. No equipment liquidation fees were incurred in either period.

        The Equipment of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due to affiliate at June 30, 1997 and December 31, 1996.

        Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $467 and $231 for the six- and three-month periods ended June 30, 1997 and $468 and $232 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

       Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. Costs allocated to the Partnership for salaries were $251 and $128 during the six- and three-month periods ended June 30, 1997 and $230 and $111 for the comparable periods in 1996. Other general and administrative costs were $209 and $98 for the six- and three-month periods ended June 30, 1997 and $238 and $114 for the comparable periods in 1996. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $399 and $193 during the six- and three-month periods ended June 30, 1997 and $407 and $208 for the comparable periods in 1996, respectively.

        TCC allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to total Equipment of all limited partnerships managed by TCC. Indirect general and administrative costs allocated to the Partnership by TCC were $61 and $33 during the six- and three-month periods ended June 30, 1997 and $61 and $17 for the comparable periods in 1996.

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

        As of June 30, 1997 and December 31, 1996, due to affiliates are comprised of:

                                                                 1997      1996
                                                                 ----      ----
        Due to affiliates:
         Due to TAS.....................................   $        -         1
         Due to TL......................................            5         -
         Due to TCC.....................................           24        28
         Due to TEM.....................................           30       125
                                                                  ----     ----
                                                           $       59       154
                                                                  ====     ====

        These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

        It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the six- and three-month periods ended June 30, 1997 or 1996.

Note 6.  Rentals under Operating Leases

        The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1997:

        Year ended June 30:

        1998.......................................................  $ 1,215
        1999.......................................................      132
        2000.......................................................       56
                                                                         ---
        Total minimum future rentals receivable....................  $ 1,403
                                                                       =====

Note 7.  Revolving Credit Line

        On October 12, 1993, the Partnership was granted a revolving credit line with an available limit of $15,000 which was used for Equipment purchases. On April 8, 1996 the credit line was paid in full and it expired on May 31, 1996.

Note 8.   Redemptions

        No redemption offerings were consummated during the six-month period ended June 30, 1997. The total number of units redeemed since inception of the redemption program is 8,451, at a total cost of $152, representing an average redemption price of $17.97 per unit. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

Note 9.  Commitments

      At June 30, 1997, the Partnership has committed to purchase 154 new containers at an approximate total purchase price of $366 which includes $17 of acquisition fees. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 1, 1994. On April 29, 1996 the offering of limited partnership interests was closed at $89,305.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem any units during the six-months ended June 30, 1997.

The Partnership invests working capital and cash flows from operations in short-term, highly liquid investments prior to distribution or reinvestment in additional Equipment. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of aggregate offering proceeds; or (ii) $100. At June 30, 1997, the Partnership's cash of $626 was invested in money market accounts.

During the six-month period ended June 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through May 1997 in the amount of $4,306. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit for December 1996 through March 1997 and 9% of original capital (measured on an annualized basis) on each unit for April 1997 through June 1997. On a GAAP basis, $2,787 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $4,020 of these distributions was from operations and the balance was from reserves.

At June 30, 1997, the Partnership has committed to purchase 154 new containers at an approximate total purchase price of $366 which includes acquisition fees of $17 At June 30, 1997, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will acquire the Equipment for its own account.

For the six-month period ended June 30, 1997, the Partnership had net cash provided by operating activities of $4,020 compared with net cash provided by operating activities of $3,709 for the same period in 1996. This increase of $311, or 8%, was primarily attributable to a decrease in due to affiliates of $74 and the increase in accounts payable and accrued liabilities of $214, offset by a decrease in net earnings of $275. The decrease in due to affiliates and the increase in accounts payable and accrued liabilities was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 15% was primarily due to an increase of $287, or 24%, in direct container expenses. The increase was primarily due to an increase in the average container fleet from the six-month period ended June 30, 1996 to the equivalent period in 1997 and a lower demand for leased containers . As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net cash provided by investing activities (the purchase and sale of rental equipment) for the six-month period ended June 30, 1997 was $53 compared to net cash used in investing activities of $9,115 for the same period in 1996, although the Partnership has not yet sold any significant amount of Equipment. The Partnership purchased more Equipment in the six-month period ended June 30, 1996 than in the comparable period in 1997 primarily due to cash available from on-going fund raising activity during January through April of 1996. The Partnership sold a small amount of Equipment in the period ended June 30, 1996 resulting in net cash provided by investing activities of $53. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during the six-month periods ended June 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1997           1996
                                                         ----           ----

               Opening inventory...................     23,952         21,345
               Closing inventory...................     23,863         24,033
               Average.............................     23,908         22,689


The growth in the average container fleet between 1996 and 1997 is due to the buildup of the Partnership's portfolio as the initial gross proceeds raised in the Partnership's Offering were invested in Equipment.

Rental income and direct container expenses are also affected by the lease utilization percentages for the Equipment which were 82% on average during the six-month periods ended June 30, 1997 and 1996. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the six-month period ended June 30, 1997 was $1,495 on gross rental income of $6,702, compared to $1,939 on gross rental income for $6,687 for the same period in 1996. The largest component of total rental income is income from container rentals, which was $6,210 and $6,234 for the six-month periods ended June 30, 1997 and 1996, respectively. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average utilization was constant at 82%, average daily rental rates decreased 4% and average inventory increased 5%.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into the first quarter of 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers.

During the second quarter of 1997, there was a slight improvement in market conditions as utilization improved and continues to improve into the third quarter of 1997. Despite the improving utilization, for the near term, the General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the six-month period ended June 30, 1997, the total of these other revenue items was $492, an increase of $39 compared to the equivalent period in 1996. The primary components of this increase were increases in handling and DPP income of $84 and $38, respectively, offset by a decrease in location income of $84. The increase in handling income is primarily due to the increased container movement and the increase in the average container fleet. The increase in DPP is primarily due to the increase in the number of lessees under the plan. The decline in location income is mainly due to lower demand, which increased credits given to lessees for picking up units from surplus locations.

Direct container expenses, excluding bad debt expense, increased by $287, or 24%, from the six-month period ended June 30, 1996, to the same period in 1997. The primary components of this increase were increases in storage and repositioning expenses of $222 and $120, offset in part by a decrease in DPP expense of $95 between periods. The increase in storage expense was primarily due to the increase in average fleet size. Repositioning expense increased due to a greater number of units being transported to higher demand locations. The decrease in DPP expense was primarily due to a decrease in the average repair costs per unit between the two periods.

Bad debt expense increased from $63 in the six-month period ended June 30, 1996 to $118 in the same period in 1997. The increase is primarily due to increased reserve requirements in 1997.

Depreciation and amortization expense increased by $78, or 3%, from the six-month period ended June 30, 1996 to the same period in 1997, reflecting the increase in the Partnership's average fleet size between periods.

Management fees increased by $10 or 2%, from the six-month periods ended June 30, 1996 to the equivalent period in 1997. The increase is primarily due to an increase in incentive management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, increased $11 or 7% primarily due to an increase in average outstanding partners' capital and the accompanying larger base for distributions from the six-month period ended June 30, 1996 the equivalent period in 1997. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 2%, or $8, from the six-month period ended June 30, 1996 to the same period in 1997, due to a decline in overhead costs allocated from TEM and TCC during these periods.

Other income (expense) provided $70 of additional income for the six-month period ended June 30, 1997, representing an increase of $169, over the equivalent period in 1996. The increase was attributable to a $173 decline in interest expense, which was due to the repayment of the credit facility in April, 1996.

Net earnings per limited partnership unit decreased from $0.45 for the six-month period ended June 30, 1996 to $0.34 for the six-month period ended June 30, 1997 reflecting the decrease in net earnings from $1,801 to $1,519, respectively, and the increase in the average outstanding units.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended June 30, 1997 and 1996 was $633 and $925, respectively, on rental income of $3,310 and $3,317, respectively. Rental income, including income from container rentals was comparable between periods. Average inventory increased 2%, while average on-hire utilization decreased 3% and average daily rental rates decreased 5% from the three-month period ended June 30, 1996 to the comparable period in 1997.

The balance of other revenue items comprising total revenue for the three-month period ending June 30, 1997 was $223, a decrease of $8 compared to the equivalent period in 1996. Other rental revenue decreased primarily due to a decrease in location income of $78 offset by increases in handling and DPP income of $47 and $23 respectively. The decline in location income is mainly due to lower demand, which increased credits given to lessees for picking up units from surplus locations. Increased container movement resulted in increased handling income, and an increase in the number of lessees under the DPP plan resulted in increased DPP income.

Direct container expenses increased $190, or 32% from the three-month period ended June 30, 1996 to the same period in 1997. The primary components of this increase were increases in repositioning and storage expenses of $108 and $76, respectively. The increase in repositioning expense was due to an increase in the number of units transported to higher demand locations. Storage costs increased due to lower utilization rates in the three-month period ended June 30, 1997 as compared to the same period in 1996.

Bad debt expense increased $81 for the three-month period ended June 30, 1997 from the same period in 1996 primarily due to higher reserve requirements.

Depreciation and amortization expense was equivalent at $1,197 for the three-month period ended June 30, 1997 and 1996.

Management fees decreased by $8 or 2%, from the three-month period ended June 30, 1996 to the comparable period in 1997 primarily due to a decrease in incentive management fees. The decrease was primarily due to the decrease in the limited partners distribution percentage from 10% for the three-month period ended June 30, 1996 to 9% for the equivalent period in 1997.

General and administrative costs to affiliates remained fairly constant between the three-month period ending June 30, 1997 and 1996.

Other income is comprised of interest income of $7 for the three-month period ended June 30, 1997 as compared to other income of $6, for the equivalent period in 1996, which is comprised of interest expense of $13 and gain on sale of equipment of $19.

Net earnings per limited partnership unit decreased from $0.20 to $0.14 from the three-month period ended June 30, 1996 to the same period in 1997, reflecting the decrease in net earnings from $908 to $618 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1997 which would result in such risk materializing.

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



Date: August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                    Title                                      Date




                                             Executive Vice President,                  August 13, 1997
John R. Rhodes                               (Principal Financial and
                                             Accounting Officer) and
                                             Secretary





                                             President (Principal Executive             August 13, 1997
James E. Hoelter                             Officer) and Director


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


Date: August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date



/s/John R. Rhodes                          Executive Vice President,                   August 13, 1997
-------------------------                  (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary


/s/James E. Hoelter                        President (Principal Executive              August 13, 1997
-----------------------                    Officer) and Director
James E. Hoelter
