Form 10-Q
period 1997-09-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1997-11-13
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1997.

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


                For the quarterly period ended September 30, 1997


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

                      Quarterly Report on Form 10Q for the
                        Quarter Ended September 30, 1997

                                TABLE OF CONTENTS



                                                                                                               Page



Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996............................        3

         Statements of Earnings for the nine and three months
         ended September 30, 1997 and 1996 (unaudited)....................................................        4

         Statements of Partners' Capital for the nine months
         ended September 30, 1997 and 1996 (unaudited)....................................................        5

         Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996 (unaudited)....................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12


Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         Not Applicable





                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                    September 30, 1997 and December 31, 1996
                             (Amounts in thousands)

                                                                        1997                      1996
                                                                   ---------------             ------------
                                                                     (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $12,638 (1996:  $9,118)                                $67,055                  $69,985
Cash                                                                          600                      943
Accounts receivable, net of allowance
   for doubtful accounts of $351 (1996:  $269)                              3,126                    2,829
Organization costs, net of accumulated
   amortization of $162 (1996:  $122)                                         100                      140
Prepaid expenses                                                                6                       30
                                                                   ---------------             ------------
                                                                          $70,887                  $73,927
                                                                   ===============             ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable and accrued liabilities                                  $528                     $333
   Accrued recovery costs (note 2)                                             44                       54
   Accrued damage protection plan costs (note 3)                              330                      361
   Due to affiliates (note 5)                                                 316                      154
   Deferred quarterly distribution                                            113                      124
   Equipment purchases payable                                                554                      169
                                                                   ---------------             ------------
                                                                            1,885                    1,195
                                                                   ---------------             ------------

Partners' capital:
   General partners                                                             2                        2
   Limited partners                                                        69,000                   72,730
                                                                   ---------------             ------------
                                                                           69,002                   72,732
                                                                   ---------------             ------------
                                                                          $70,887                  $73,927
                                                                   ===============             ============

See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

                    For nine and three months ended September
                 30, 1997 and 1996 (Dollar amounts in thousands
                      except for unit and per unit amounts)
                                   (unaudited)

                                                         Three months          Three months         Nine months         Nine months
                                                                Ended                 Ended               Ended               Ended
                                                       Sept. 30, 1997        Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    ------------------   -------------------  ------------------  ------------------
Rental income                                                  $3,591                $3,343             $10,293             $10,030
                                                    ------------------   -------------------  ------------------  ------------------
Costs and expenses:
   Direct container expenses                                      744                   686               2,230               1,885
   Bad debt (benefit) expense                                      (2)                   31                 116                  94
   Depreciation and amortization                                1,203                 1,189               3,607               3,515
   Professional fees                                               11                    10                  32                  41
   Management fees to affiliates (note 5)                         336                   328                 981                 963
   General administrative costs
        to affiliates (note 5)                                    193                   205                 653                 673
   Other general and administrative costs                          39                    43                 112                  69
                                                    ------------------   -------------------  ------------------  ------------------
                                                                2,524                 2,492               7,731               7,240
                                                    ------------------   -------------------  ------------------  ------------------
       Income from operations                                   1,067                   851               2,562               2,790
                                                    ------------------   -------------------  ------------------  ------------------

Other income (expense):
   Interest income (expense), net                                  13                    28                  31                (127)
   Gain on sale of equipment                                        3                    10                  55                  66
                                                    ------------------   -------------------  ------------------  ------------------
                                                                   16                    38                  86                 (61)
                                                    ------------------   -------------------  ------------------  ------------------
       Net earnings                                            $1,083                  $889              $2,648              $2,729
                                                    ==================   ===================  ==================  ==================

Allocation of net earnings (note 5):
   General Partners                                               $21                   $24                 $67                 $63
   Limited Partners                                             1,062                   865               2,581               2,666
                                                    ------------------   -------------------  ------------------  ------------------
                                                               $1,083                  $889              $2,648              $2,729
                                                    ==================   ===================  ==================  ==================
Limited partners' per unit share
  of net earnings                                               $0.24                 $0.19               $0.58               $0.68
                                                    ==================   ===================  ==================  ==================
Limited partners' per unit share
  of distributions                                              $0.45                 $0.50               $1.42               $1.51
                                                    ==================   ===================  ==================  ==================
Weighted average number of limited
       partnership units outstanding                        4,454,893             4,457,768           4,454,893           3,933,908
                                                    ==================   ===================  ==================  ==================

See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                  Partners' Capital
                                                                -------------------------------------------------------
                                                                 General             Limited                 Total
                                                                -----------       ---------------        --------------

Balances at January 1, 1996                                             $2               $58,007               $58,009

Proceeds from sale of limited partnership units                          -                21,848                21,848

Syndication and offering costs                                           -                (2,553)               (2,553)

Distributions                                                          (63)               (5,940)               (6,003)

Redemptions (note 8)                                                     -                  (102)                 (102)

Net earnings                                                            63                 2,666                 2,729
                                                                -----------       ---------------        --------------
Balances at September 30, 1996                                          $2               $73,926               $73,928
                                                                ===========       ===============        ==============

Balances at January 1, 1997                                             $2               $72,730               $72,732

Distributions                                                          (67)               (6,311)               (6,378)

Net earnings                                                            67                 2,581                 2,648
                                                                -----------       ---------------        --------------
Balances at September 30, 1997                                          $2               $69,000               $69,002
                                                                ===========       ===============        ==============


See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                         1997                1996
                                                                                    ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                              $2,648              $2,729
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                         3,567               3,476
         Increase in allowance for doubtful accounts                                             82                  86
         Amortization of organization costs                                                      40                  39
         Gain on sale of equipment                                                              (55)                (66)
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                        (379)                  5
             Increase (decrease) in due to affiliates                                           187                (356)
             Increase in accounts payable and accrued liabilities                               195                  17
             (Decrease) increase in accrued recovery costs                                      (10)                 40
             (Decrease) increase in accrued damage protection plan costs                        (31)                100
             Decrease in prepaid expenses                                                        24                  25
                                                                                    ----------------    ----------------
             Net cash provided by operating activities                                        6,268               6,095
                                                                                    ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                              391                 291
   Equipment purchases                                                                         (587)            (10,695)
                                                                                    ----------------    ----------------
             Net cash used in investing activities                                             (196)            (10,404)
                                                                                    ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       -                (102)
   Proceeds from sale of limited partnership units                                                -              22,084
   Distributions to partners                                                                 (6,415)             (5,922)
   Syndication and offering costs                                                                 -              (2,644)
   Repayments under revolving credit line                                                         -             (10,000)
                                                                                    ----------------    ----------------
              Net cash (used in) provided by financing activities                            (6,415)              3,416
                                                                                    ----------------    ----------------

Net decrease in cash                                                                           (343)               (893)

Cash at beginning of period                                                                     943               1,372
                                                                                    ----------------    ----------------
Cash at end of period                                                                          $600                $479
                                                                                    ================    ================
Interest paid during the period                                                                  $0                $282
                                                                                    ================    ================

See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, proceeds from sale of limited partnership units, syndication and offering costs, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of September 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                               Sept. 30        Dec. 31       Sept. 30       Dec. 31
                                                                   1997           1996           1996          1995
                                                               --------        -------       --------       -------
Equipment purchases included in:
   Due to affiliates...................................        $      -      $       4      $     108     $     453
   Equipment purchases payable.........................             554            169            181         1,168
Distributions to partners included in:
   Due to affiliates...................................               6             32             38             4
   Deferred quarterly distribution.....................             113            124            127            80
Proceeds from sale of limited partnership units included in:
   Due from affiliates.................................               -              -              -           236
Syndication and offering costs included in:
   Due to affiliates...................................               -              -              -            91
Proceeds from sale of Equipment included in:
   Due from affiliates.................................              53             58             45            53

The following table summarizes the amounts of Equipment purchases, distributions to partners, sale of limited partnership units, syndication and offering costs and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                                             1997              1996
                                                                                             ----              ----

Equipment purchases recorded.........................................................  $      968         $   9,363
Equipment purchases paid.............................................................         587            10,695

Distributions to partners declared...................................................       6,378             6,003
Distributions to partners paid.......................................................       6,415             5,922

Proceeds from sale of limited partnership units recorded.............................           -            21,848
Proceeds from sale of limited partnership units received.............................           -            22,084

Syndication and offering costs recorded..............................................           -             2,553
Syndication and offering costs paid..................................................           -             2,644

Proceeds from sale of Equipment recorded.............................................         386               283
Proceeds from sale of Equipment received.............................................         391               291

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

        Textainer Equipment Income Fund V, L.P.(the Partnership) is a California Limited Partnership formed in 1993. The Partnership owns and leases a fleet of intermodal marine cargo containers (the Equipment) to international shipping lines.

        The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the nine-month periods ended September 30, 1997 and 1996, have been made.

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

Note 2.  Recovery Costs

        The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At September 30, 1997 and December 31, 1996, the amounts accrued were $44 and $54, respectively.

Note 3.   Damage Protection Plan

        The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At September 30, 1997 and December 31, 1996, this reserve was equal to $330 and $361, respectively.

Note 4.  Acquisition of Equipment

        During the nine-month periods ended September 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $968 and $9,363, respectively.

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

        In accordance with the Partnership Agreement, and subject to the special allocations described therein, net earnings or losses and distributions are generally allocated 1% to the general partners and 99% to the limited partners. Gross income is specially allocated to the General Partners to the extent that their partners' capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. Notwithstanding the above, the special allocation of gross income and restoration of deficit general partner capital accounts was deferred by Partnership Agreement amendment until the partnership's completed its offering of limited partnership units which occurred during the year ended December 31, 1996. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $29 and $494 of equipment acquisition fees as part of Equipment costs during the nine-month periods ended September 30, 1997 and 1996, respectively. The Partnership had incurred $263 and $85 of incentive management fees during the nine- and three-month periods ended September 30, 1997 and $261 and $94 for the comparable periods in 1996. No equipment liquidation fees were incurred in either period.

        The Partnership's Equipment is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due to affiliates at September 30, 1997 and December 31, 1996.

        Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $718 and $251 for the nine- and three-month periods ended September 30, 1997 and $702 and $234 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

        Certain general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TCC and TEM. Total general and administrative costs allocated to the Partnership were $653 and $193 for the nine- and three-month periods ended September 30, 1997 of which $359 and $112, respectively, were for salaries. For the nine- and three-month periods ended September 30, 1996, total general and administrative costs allocated to the Partnership were $673 and $205, of which $343 and $120, respectively were for salaries.

        TEM allocates the general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TCC. General and administrative costs allocated to the Partnership by TEM were $573, $175, $586 and $179 for the nine- and three-month periods ended September 30, 1997 and 1996, respectively. TCC allocated $80, $18, $87 and $26 of general and administrative costs to the Partnership during the nine- and three-month periods ended September 30, 1997 and 1996, respectively.

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

        At September 30, 1997 and December 31, 1996, due to affiliates are comprised of:

                                                           1997            1996
                                                           ----            ----
        Due to affiliates:
          Due to TAS..................................... $   -          $    1
          Due to TL......................................     5               -
          Due to TCC.....................................    12              28
          Due to TEM.....................................   299             125
                                                           ----            ----
                                                          $ 316            $154
                                                          =====            ====

        These amounts payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

        It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the nine- and three-month periods ended September 30, 1997 and 1996.

Note 6.  Rentals under Operating Leases

        The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases at September 30, 1997:

        Year ended September 30:

           1998.......................................................  $ 1,101
           1999.......................................................      128
           2000.......................................................       14
                                                                            ---
           Total minimum future rentals receivable....................  $ 1,243
                                                                          =====

Note 7.  Revolving Credit Line

        On October 12, 1993, the Partnership had a revolving credit line with an available limit of $15,000 which was used for Equipment purchases. On April 8, 1996 the credit line was paid in full and it expired on May 31, 1996.

Note 8.   Redemptions

        No redemption offerings were consummated during the nine-month period ended September 30, 1997. The total number of units redeemed since inception of the redemption program is 8,451, at a total cost of $152, representing an average redemption price of $17.97 per unit. The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)


The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

The Partnership began its offering of limited partnership interests to the public on May 1, 1994. On April 29, 1996 the offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership did not redeem units during the nine-months ended September 30, 1997.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through August 1997 in the amount of $6,311. These distributions represent a return of 10% of original capital (measured on an annualized basis) on each unit for December 1996 through March 1997 and 9% of original capital (measured on an annualized basis) on each unit for April 1997 through August 1997. On a GAAP basis, $3,730 of these distributions were a return of capital and the balance was from net earnings. On a cash basis $6,268 of these distributions were from operations and the balance was from reserves.

For the nine-month periods ended September 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $6,268 and $6,095, respectively. This increase in net cash provided by operating activities of $173, or 3%, was primarily attributable to the increase in due to affiliates of $187, offset by an increase in accounts receivable of $379. The increase in due to affiliates was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental income.
Accounts receivable from operations increased due to an increase in rental income and due to an increase in the average collection period from 81 days as of September 30, 1996 to 92 days as of September 30, 1997.

Net cash used in investing activities (the purchase and sale of rental equipment) for the nine-month period ended September 30, 1997 was $196, compared to $10,404 for the comparable period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment in the nine-month period ended September 30, 1996 than in the comparable period in 1997, primarily due to cash available from on-going fund raising activity during January through April of 1996. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold.


Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees to affiliates, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during the nine-month periods ended September 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1997           1996
                                                         ----           ----

               Opening inventory...................     23,952         21,345
               Closing inventory...................     24,244         23,913
               Average.............................     24,098         22,629


The 6% increase in the average container fleet was primarily due to the purchase of new marine containers with proceeds from the sale of used Equipment, between the nine month period ended September 30, 1996 and the comparable period in 1997.

Rental income and direct container expenses are also affected by the lease utilization percentages and daily rental rates for the Equipment. Average lease utilization percentages for the nine-month periods ended September 30, 1997 and 1996 remained fairly constant at 83% and 82% respectively, while daily rental rates declined.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the nine-month period ended September 30, 1997 was $2,562 on gross rental income of $10,293, compared to $2,790 on gross rental income for $10,030 for the same period in 1996. The largest component of total rental income is income from container rentals, which was $9,528 and $9,381 for the nine-month periods ended September 30, 1997 and 1996, respectively. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average fleet size increased 6%, average on-hire utilization remained constant and average daily rental rates decreased 4%. These results have, however, been affected by market conditions as discussed below.

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

During the second and third quarters there was an improvement in utilization, however lease rates declined and leasing incentives remained high due to high levels of off-lease inventory in low demand locations. The General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline further, and leasing incentives could remain high, adversely affecting the Partnership's results.

Substantially all of the Partnership's rental income was generated from the leasing of the Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income for handling and returning containers, income from charges to lessees for a damage protection plan (DPP), and income from charges to the lessees for pick-up of containers from high demand locations less credits granted to lessees for leasing containers from surplus locations (location income). For the nine-month period ended September 30, 1997, the total of these other revenue items was $765, an increase of $116 compared to the equivalent period in 1996. The primary components of this increase were increases in handling and DPP income of $121 and $60, respectively, offset by a decrease in location income of $68. The increase in handling income is due to an increase in container movement, the increase in the average container fleet, and higher average handling charges to lessees. The increase in DPP is due to the increase in the number of lessees under the plan offset by lower average charges to lessees. The decline in location income is due to lower demand, which required an increase in credits given to lessees for picking up units from surplus locations.

Direct container expenses, excluding bad debt expense, increased by $345, or 18%, from the nine-month period ended September 30, 1996 to the equivalent period in 1997. The primary components of this increase were increases in storage and repositioning expenses of $167 and $234, respectively, offset by a decrease in DPP expense of $121 between periods. The increase in storage expense was primarily due to the increase in average fleet size. Repositioning expense increased due to a greater number of units being transported from surplus locations to higher demand locations. The decrease in DPP expense was due to a decrease in the average repair cost per container between the two periods.

Bad debt expense increased from $94 in the nine-month period ended September 30, 1996 to $116 in the same period in 1997. The increase is primarily due to increased reserve requirements in the nine month period ending September 30, 1997 compared to the same period in 1996, resulting from the increase in average fleet size.

Depreciation expense increased by $91, or 3%, from the nine-month period ended September 30, 1996 to the same period in 1997, due to the increase in the Partnership's average fleet size between the periods.

Management fees to affiliates increased by $18, or 2%, from the nine-month period ended September 30, 1996 to the equivalent period in 1997, primarily due to an increase in Equipment management fees which are based primarily on gross revenue. These increased as a result of the increase in rental income and were approximately 7% for both periods. Incentive management fees were comparable, from the nine-month period ended September 30, 1996 the equivalent period in 1997, at $261 and $263, respectively.

General and administrative costs to affiliates decreased by 3%, or $20, from the nine-month period ended September 30, 1996 to the same period in 1997, due to a decrease in overhead costs allocable from TEM and TCC during these periods.

Other income (expense) was $86 for the nine-month period ended September 30, 1997, representing an increase of $147 over the equivalent period in 1996. The increase was primarily attributable to a $158 decline in interest expense, which was due to the repayment of the Partnership's credit facility in April, 1996.

Net earnings per limited partnership unit decreased from $0.68 for the nine-month period ended September 30, 1996 to $0.58 for the nine-month period ended September 30, 1997 reflecting the decrease in net earnings from $2,666 to $2,581, respectively, and the increase in the average outstanding limited partnership units.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended September 30, 1997 and 1996 was $1,067 and $851, respectively, on rental income of $3,591 and $3,343, respectively. Rental income, including income from container rentals, increased by $248, or 7%, between periods. The increase was primarily due to a 7% increase in average on-hire utilization, and was offset by a decrease in average daily rental rates of 3% from the three-month period ended September 30, 1996 to the comparable period in 1997.

The balance of other revenue items comprising total revenue for the three-month period ending September 30, 1997 was $273, an increase of $77 compared to the equivalent period in 1996. Other rental revenue increased primarily due to increases in handling and DPP income of $38 and $22, respectively. An increase in container movement compounded with a higher average handling charges to lessees, resulted in increased handling income. DPP income increased due to an increase in the number of lessees under DPP, offset by lower average charges to lessees.

Direct container expenses increased $58, or 8%, from the three-month period ended September 30, 1996 to the same period in 1997. The primary component of this increase was an increase in repositioning expense of $113, offset by a decrease in storage expenses of $55. The increase in repositioning expense was due to an increase in the number of units transported from surplus locations to higher demand locations. Storage costs decreased primarily due to higher utilization rates in the three-month period ended September 30, 1997 compared to the same period in 1996.

Bad debt expense decreased by $33 for the three-month period ended September 30, 1997 from the same period in 1996, primarily due to lower reserve requirements.

Depreciation expense increased by $14, or 1%, for the three-month period ended September 30, 1997 from the same period 1996, reflecting the increase in fleet size.

Management fees to affiliates increased by $8, or 2%, from the three-month period ended September 30, 1996 to the equivalent period in 1997, due to an increase in Equipment management fees offset by a decrease in incentive management fees. Equipment management fees increased due to increased rental revenue. The decrease in the incentive management fee was primarily due to the decrease in the limited partners' distribution percentage, from 10% for the three-month period ended September 30, 1996 to 9% for the equivalent period in 1997.

General and administrative costs to affiliates decreased by $12, or 6%, between the three-month periods ending September 30, 1997 and 1996 due to a decrease in overhead costs allocable from TEM and TCC during these periods.

Other income was $16 for the three-month period ended September 30, 1997, representing a decrease of $22 from the equivalent period in 1996. The decrease was attributable to a $15 decrease in interest income and a $7 decline in gain on sale of equipment.

Net earnings per limited partnership unit increased from $0.19 to $0.24 from the three-month period ended September 30, 1996 to the same period in 1997, reflecting the increase in net earnings from $865 to $1,062 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1997 which would result in such risk materializing.

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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         (A California Limited Partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By________________________
                                            John R. Rhodes
                                            Executive Vice President



Date: November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                           Title                                     Date



---------------------------------------------       Executive Vice President,                 November 13, 1997
John R. Rhodes                                      (Principal Financial and
                                                    Accounting Officer) and
                                                    Secretary


---------------------------------------------       President (Principal Executive            November 13, 1997
James E. Hoelter                                    Officer) and Director






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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         (A California Limited Partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/John R. Rhodes
                                            -------------------------------
                                            John R. Rhodes
                                            Executive Vice President


Date: November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                        Title                                       Date



/s/John R. Rhodes                                Executive Vice President,                   November 13, 1997
-------------------------------------------      (Principal Financial and
John R. Rhodes                                   Accounting Officer) and
                                                 Secretary


/s/James E. Hoelter                              President (Principal Executive              November 13, 1997
James E. Hoelter                                 Officer) and Director
-------------------------------------------

