Form 10-Q
period 1998-03-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1998-05-15
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 14, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998.

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


                  For the quarterly period ended March 31, 1998


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1998

                                Table of Contents

                                                                                                               Page

Item 1.  Financial Statements

         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997................................        3

         Statements of Earnings for the three months
         ended March 31, 1998 and 1997 (unaudited)........................................................        4

         Statements of Partners' Capital  for the three months
         ended March 31, 1998 and 1997 (unaudited)........................................................        5

         Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997 (unaudited)........................................................        6

         Notes to Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................       12





                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                      March 31, 1998 and December 31, 1997
                             (Amounts in thousands)

                                                                              1998                1997
                                                                          --------------       ------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $15,016 (1997:  $13,833)                              $       64,804      $      66,066
Cash                                                                                459                108
Accounts receivable, net of allowance
   for doubtful accounts of $478 (1997:  $387)                                    2,602              3,220
Due from affiliates, net (note 5)                                                   141                  -
Organization costs, net of accumulated
   amortization of $188 (1997:  $175)                                                74                 87
Prepaid expenses                                                                    132                128
                                                                          --------------       ------------

                                                                         $       68,212      $      69,609
                                                                          ==============       ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          355      $         274
   Accrued liabilities                                                              132                 90
   Accrued recovery costs (note 2)                                                   39                 89
   Accrued damage protection plan costs (note 3)                                    362                340
   Due to affiliates, net (note 5)                                                    -                412
   Deferred quarterly distribution                                                  114                114
                                                                          --------------       ------------

        Total liabilities                                                         1,002              1,319
                                                                          --------------       ------------

Partners' capital:
   General partners                                                                  48                 48
   Limited partners                                                              67,162             68,242
                                                                          --------------       ------------

        Total partners' capital                                                  67,210             68,290
                                                                          --------------       ------------


                                                                         $       68,212      $      69,609
                                                                          ==============       ============

See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

             For three months ended March 31, 1998 and 1997 (Amounts
               in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                                    1998                  1997
                                                               --------------        -------------
Rental income                                                $         3,719       $        3,392
                                                               --------------        -------------

Costs and expenses:
   Direct container expenses                                             850                  700
   Bad debt expense                                                      110                   15
   Depreciation and amortization                                       1,211                1,207
   Professional fees                                                       8                    9
   Management fees to affiliates (note 5)                                343                  329
   General administrative costs to affiliates (note 5)                   231                  234
   Other general and administrative costs                                 37                   36
                                                               --------------        -------------

                                                                       2,790                2,530
                                                               --------------        -------------

       Income from operations                                            929                  862
                                                               --------------        -------------

Other income:
   Interest income, net                                                    3                   11
   Gain on sale of containers                                             14                   52
                                                               --------------        -------------

                                                                          17                   63
                                                               --------------        -------------

       Net earnings                                          $           946       $          925
                                                               ==============        =============

Allocation of net earnings (note 5):
   General partners                                          $            21       $           24
   Limited partners                                                      925                  901
                                                               --------------        -------------

                                                             $           946       $          925
                                                               ==============        =============


Limited partners' per unit share of net earnings             $          0.21       $         0.20
                                                               ==============        =============

Limited partners' per unit share of distributions            $          0.45       $         0.50
                                                               ==============        =============

Weighted average number of limited
       partnership units outstanding                               4,454,893            4,454,893
                                                               ==============        =============


See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                                   Partners' Capital
                                                                --------------------------------------------------------
                                                                 General               Limited                Total
                                                                -----------         --------------         -------------
Balances at January 1, 1997                                   $          2        $        72,730        $       72,732

Distributions                                                          (24)                (2,227)               (2,251)

Net earnings                                                            24                    901                   925
                                                                -----------         --------------         -------------

Balances at March 31, 1997                                    $          2        $        71,404        $       71,406
                                                                ===========         ==============         =============

Balances at January 1, 1998                                   $         48        $        68,242        $       68,290

Distributions                                                          (21)                (2,005)               (2,026)

Net earnings                                                            21                    925                   946
                                                                -----------         --------------         -------------

Balances at March 31, 1998                                    $         48        $        67,162        $       67,210
                                                                ===========         ==============         =============


See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                                          1998                 1997
                                                                                     ----------------     ----------------
Cash flows from operating activities:
   Net earnings                                                                       $         946       $          925
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                         1,198                1,194
         Increase (decrease) in allowance for doubtful accounts                                  91                  (12)
         Amortization of organization costs                                                      13                   13
         Gain on sale of containers                                                             (14)                 (52)
         Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                                         527                 (346)
             Increase in due from affiliates, net                                              (227)                  (6)
             (Increase) decrease in prepaid expenses                                             (4)                   8
             Increase in accounts payable and accrued liabilities                               123                   14
             (Decrease) increase in accrued recovery costs                                      (50)                   7
             Increase (decrease) in accrued damage protection plan costs                         22                  (11)
                                                                                     ----------------     ----------------
             Net cash provided by operating activities                                        2,625                1,734
                                                                                     ----------------     ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              60                   82
   Container purchases                                                                          (12)                (257)
                                                                                     ----------------     ----------------
             Net cash provided by (used in) investing activities                                 48                 (175)
                                                                                     ----------------     ----------------

Cash flows from financing activities:
   Repayment of  borrowings from affiliates                                                    (318)                   -
   Distributions to partners                                                                 (2,004)              (2,281)
                                                                                     ----------------     ----------------
              Net cash used in financing activities                                          (2,322)              (2,281)
                                                                                     ----------------     ----------------

Net increase (decrease) in cash                                                                 351                 (722)

Cash at beginning of period                                                                     108                  943
                                                                                     ----------------     ----------------

Cash at end of period                                                                 $         459       $          221
                                                                                     ================     ================

Interest paid during the period                                                       $          10       $            -
                                                                                     ================     ================

See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                Mar. 31        Dec. 31        Mar. 31       Dec. 31
                                                                   1998           1997           1997          1996
                                                                -------        -------        -------       -------
Container purchases included in:
   Due to (from) affiliates............................         $    28             40        $    (7)      $     4
   Container purchases payable.........................               -              -              -           169
Distributions to partners included in:
   Due to affiliates...................................              42             20              -            32
   Deferred quarterly distribution.....................             114            114            126           124
Proceeds from sale of containers included in:
   Due from affiliates.................................              70             51            201            58

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from the sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                                             1998              1997
                                                                                             ----              ----

Container purchases recorded.........................................................  $        -         $      77
Container purchases paid.............................................................          12               257

Distributions to partners declared...................................................       2,026             2,251
Distributions to partners paid.......................................................       2,004             2,281

Proceeds from sale of containers recorded............................................          79               225
Proceeds from sale of containers received............................................          60                82


See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998
               (Amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

        Textainer Equipment Income Fund V, L.P. (the Partnership), a California Limited Partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

        The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1998 and 1997, have been made.

        The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1997 in the Annual Report filed on Form 10K.

        Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.  Recovery Costs

        The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At March 31, 1998 and December 31, 1997, the amount accrued was $39 and $89, respectively.

Note 3.   Damage Protection Plan

        The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and the related reserve at March 31, 1998 and December 31, 1997, was $362 and $340, respectively.

Note 4.  Acquisition of Containers

        The Partnership did not purchase containers during the three-month period ended March 31, 1998. During the three-month period ended March 31, 1997, the Partnership purchased containers with a cost of $77.

Note 5.  Transactions with Affiliates

        Textainer Capital Corporation (TCC) is the managing general partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of containers outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners manage and control the affairs of the Partnership.

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

        As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee, as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $84 and $94 of incentive management fees during the three-month periods ended March 31, 1998 and 1997, respectively. The Partnership did not incur equipment acquisition fees during the three-month period ended March 31, 1998. The Partnership capitalized $13 of equipment acquisition fees as part of container rental equipment costs during the three-month period ended March 31, 1997. No equipment liquidation fees were incurred in either period.

        The container fleet of the Partnership is managed by TEM. TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 1998 and due to affiliates, net at December 31, 1997.

        Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $259 and $235 for the three-month periods ended March 31, 1998 and 1997, respectively. The Partnership's container fleet is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority are operating leases with limited terms and no purchase option.

        Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. Total general and administrative costs allocated to the Partnership were $231 and $234 for the three-month periods ended March 31, 1998 and 1997, respectively, of which $111 and $120 were for salaries.

        TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. General and administrative costs allocated to the Partnership by TEM were $210 and $206 for the three-month periods ended March 31, 1998 and 1997, respectively. TCC allocated $21 and $28 of general and administrative costs to the Partnership during the same periods.

        The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any containers resold to the Partnership.


        As of March 31, 1998 and December 31, 1997, due from and due to affiliates, net was comprised of:

                                                           1998            1997
                                                           ----            ----
        Due from affiliates:
         Due from TEM............................    $      284       $      14
                                                          -----           -----

        Due to affiliates:
         Due to TAS..............................            28              39
         Due to TCC..............................            81              49
         Due to TL...............................            34             338
                                                          -----           -----
                                                            143             426
                                                          -----           -----

        Due from (to) affiliates, net...........     $      141       $    (412)
                                                          =====           =====

        Included in the amounts due to TL at December 31, 1997 is $318 in loans used to facilitate container purchases. This loan was repaid in full on March 31, 1998. There were no borrowings from affiliates outstanding at March 31, 1998. All other amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or the accrual and remittance of net rental revenues by TEM.

        It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $7 of interest expense on amounts due to the General Partners for the three-month period ended March 31, 1998. There was no interest expense incurred on amounts due to General Partners for the three-month period ended March 31, 1997.

Note 6.  Rentals under Operating Leases

        The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

            Year ended March 31:

            1999....................................................... $    913
            2000.......................................................       93
            2001.......................................................       10
                                                                             ---

            Total minimum future rentals receivable....................  $ 1,016
                                                                           =====

Note 7.   Redemptions

        No redemption offerings were consummated during the three-month period ended March 31, 1998 or 1997. The total number of units redeemed since inception of the redemption program is 8,451, at a total cost of $152, representing an average redemption price of $17.97 per unit. The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and on April 29, 1996, the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1998, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through February 1998 in the amount of $2,005. These distributions represent a return of 9% on original capital (measured on an annualized basis) on each unit. On a cash basis all of these distributions were from operations. On a GAAP basis, $1,080 of these distributions were a return of capital and the balance was from net earnings.

Net cash provided by operating activities for the three-month periods ending March 31, 1998 and 1997, was $2,625 and $1,734, respectively. The increase of $891, or 51%, is primarily attributable to a decrease in accounts receivable. Accounts receivable decreased primarily due to a decrease in the average collection period of accounts receivable.

For the three-month period ending March 31, 1998, cash provided by investing activities (the purchase and sale of containers) was $48, compared with cash used in investing activities of $175 for the same period in 1997. The difference of $223 is primarily due to the Partnership having purchased more containers during the three months ended March 31, 1997 than in the comparable period in 1998. The General Partners believe that these differences reflect normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully below under "Results of Operations". Consistent with its investment objectives and the General Partners' determination that containers can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. The Partnership sells containers at the end of their estimated useful life however, additional containers purchased may not equal the number of containers sold.

At March 31, 1998, the Partnership had no commitments to purchase containers.

During 1997, the Partnership borrowed $318 from a general partner which was used to purchase containers. It is the policy of the Partnership and the General Partners to charge interest on borrowings from affiliates arising from the Partnership's acquisition of containers which are outstanding for more than one month. Interest is charged to the Partnership at a rate not greater than the General Partners' own cost of funds. The Partnership paid $10 of interest expense during the three month period ended March 31, 1998. The interest rate in effect at March 31, 1998 was 8.5%. The Partnership repaid the loan on March 31, 1998 with cash provided by operations.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees to affiliates, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1998           1997
                                                         ----           ----

               Opening container fleet.............     24,288         23,952
               Closing container fleet.............     24,261         23,886
               Average container fleet.............     24,275         23,919


Rental income and direct container expenses are also affected by the utilization of the container fleet which was 85% and 80% on average during the three-month periods ended March 31, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending March 31, 1998 and 1997 was $929 and $862, respectively, on rental income of $3,719 and $3,392, respectively. The increase in rental income of $327, or 10%, from the three-month period ended March 31, 1997 to the comparable period in 1998 was primarily attributable to the increase in other rental income which is discussed below. Income from container rentals, the major component of total revenue, remained fairly constant, increasing $45, or 1%, from the three-month period ending March 31, 1997 to the same period in 1998. This increase was primarily due to the increase in the average container fleet of 1%, the increase in average utilization of 6%, and the decrease in average lease incentives of 17%, offset by the decrease in average rental rates of 6%

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the first quarter of 1998. Despite these declines, utilization for the first quarter of 1998 was greater than the average first quarter 1997 utilization and greater than the average utilization for the year ended December 31, 1997. Rental rates stabilized during the later half of the first quarter of 1998 and, overall, were comparable to fourth quarter 1997 rental rates. Leasing incentives reached a high in mid-1997, began declining during the second half of 1997 and have stabilized during the first quarter of 1998. The improvement in utilization and the stabilization of rental rates and leasing incentives are primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports which created strong demand for containers in Asia. The General Partners believe that market conditions have stabilized and may be slowly improving; however, for the near term, the General Partners do not foresee any material changes in existing market conditions and caution that both utilization and lease rates could decline again, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for picking up containers from surplus locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a Damage Protection Plan
(DPP). For the three-month period ending March 31, 1998, the total of these other rental income items was $550, an increase of $282 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $297. Location income increased primarily due to the inclusion of certain credits received during 1997 and 1998 which had previously been applied against repositioning expense and also due to an increase in the average drop-off charge per container and decrease in credits given to lessees to pick up containers from certain locations.

Direct container expenses increased $150, or 21%, for the three-month period ending March 31, 1998 compared to the equivalent period in 1997. The increase in direct container expenses was primarily due to increases in costs incurred for repositioning and DPP expenses of $177 and $41, respectively, offset by a decrease in storage expense of $91. Repositioning costs increased due to the removal of certain credits from repositioning costs to other rental income as discussed above and due to an increase in the number of containers transported from surplus locations to demand locations. DPP expense increased due to a greater number of containers requiring repair, offset by a lower average repair cost per container. Storage expense decreased as a result of the increase in utilization from 80% to 85% for the three months ending March 31, 1997 to the same period in 1998.

Bad debt expense increased $95 from the three-month period ended March 31, 1997 to the comparable period in 1998 primarily due to the 1997 adjustment reducing the reserve requirement for one lessee.

Depreciation expense remained fairly constant between the three-month periods ending March 31, 1998 and 1997 and was $1,198 and $1,194, respectively.

Management fees to affiliates increased $14, or 4%, from the three-month period ended March 31, 1997 to the comparable period in 1998. This increase was due to an increase in equipment management fees of $24, or 10%, offset by a decrease in incentive management fees of $10, or 11%. Subject to certain reductions, equipment management fees are based on gross revenue and were approximately 7% of revenue for both periods. Incentive management fees which are based primarily on the Partnership's limited and general partner distributions decreased due to the decrease in the limited partner distribution rate from 10% to 9% in April 1997.

General and administrative costs to affiliates decreased $3, or 1%, from the three-month period ending March 31, 1997 to the comparable period ending in 1998, primarily due to a decrease in overhead costs allocated by TCC.

Other income provided $17 of additional income for the three-month period ending March 31, 1998, a decrease of $46 compared to the equivalent period in 1997. The decrease was due to decreases in gain on sale of containers and interest income, net of $38 and $8, respectively.

For the three-month periods ending March 31, 1997 and 1998, net earnings per limited partnership unit increased from $0.20 to $0.21, respectively, reflecting the increase in net earnings allocated to limited partners from $901 to $925 for the same periods.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the Partnership's and General Partner's core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1998 which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.

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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         (A California Limited Partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By _______________________________
                                            John R. Rhodes
                                            Executive Vice President



Date:   May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                      Date



_______________________________            Executive Vice President,                  May 14, 1998
John R. Rhodes                             (Principal Financial and
                                           Accounting Officer) and
                                           Secretary




_______________________________            President(Principal Executive              May 14, 1998
Philip K. Brewer                           Officer)





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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         (A California Limited Partnership)

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/John R. Rhodes
                                            _______________________________
                                            John R. Rhodes
                                            Executive Vice President


Date:   May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                  Title                                       Date


/s/John R. Rhodes                          Executive Vice President,                   May 14, 1998
_______________________________            (Principal Financial and
John R. Rhodes                             Accounting Officer) and
                                           Secretary


/s/Philip K. Brewer                        President (Principal Executive              May 14, 1998
_______________________________            Officer)
Philip K. Brewer


