Form 10-Q
period 1999-03-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1999-05-17
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1999.

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


                  For the quarterly period ended March 31, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 1999

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 1999 (unaudited) and
          December 31, 1998...........................................................................   3


          Statements of Earnings for the three months
          ended March 31, 1999 and 1998 (unaudited)...................................................   4


          Statements of Partners' Capital for the three months
          ended March 31, 1999 and 1998 (unaudited)...................................................   5


          Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 (unaudited)...................................................   6


          Notes to Financial Statements (unaudited)...................................................   8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................................  12





TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 1999 and December 31, 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               1999                1998
                                                                          ---------------      -------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $19,552 (1998:  $18,459)                              $        59,675     $       61,107
Cash                                                                               1,306              1,009
Accounts receivable, net of allowance
   for doubtful accounts of $441 (1998:  $353)                                     2,538              2,675
Due from affiliates, net (note 5)                                                    195                545
Organization costs, net of accumulated
   amortization of $- (1998:  $227)                                                    -                 35
Prepaid expenses                                                                      34                 19
                                                                          ---------------      -------------

                                                                         $        63,748     $       65,390
                                                                          ===============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           493     $          399
   Accrued liabilities                                                                95                109
   Accrued recovery costs (note 2)                                                   143                132
   Accrued damage protection plan costs (note 3)                                     426                397
   Deferred quarterly distribution                                                    94                 94
                                                                          ---------------      -------------

         Total liabilities                                                         1,251              1,131
                                                                          ---------------      -------------

Partners' capital:
   General partners                                                                   44                 44
   Limited partners                                                               62,453             64,215
                                                                          ---------------      -------------

         Total partners' capital                                                  62,497             64,259
                                                                          ---------------      -------------


                                                                         $        63,748     $       65,390
                                                                          ===============      =============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Earnings

For three months ended March 31, 1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------

                                                                    1999                 1998
                                                                --------------       --------------
Rental income                                                 $         2,921      $         3,595
                                                                --------------       --------------

Costs and expenses:
   Direct container expenses                                            1,025                  726
   Bad debt expense                                                        94                  110
   Depreciation and amortization                                        1,190                1,211
   Professional fees                                                        9                    8
   Management fees to affiliates (note 5)                                 276                  343
   General and administrative costs to affiliates (note 5)                202                  231
   Other general and administrative costs                                  39                   37
                                                                --------------       --------------

                                                                        2,835                2,666
                                                                --------------       --------------

       Income from operations                                              86                  929
                                                                --------------       --------------

Other (expense) income:
   Interest income, net                                                    16                    3
   (Loss) gain on sale of containers                                      (64)                  14
                                                                --------------       --------------

                                                                          (48)                  17
                                                                --------------       --------------

       Net earnings                                           $            38      $           946
                                                                ==============       ==============

Allocation of net earnings (note 5):
   General partners                                           $            18      $            21
   Limited partners                                                        20                  925
                                                                --------------       --------------

                                                              $            38      $           946
                                                                ==============       ==============


Limited partners' per unit share of net earnings              $          0.00      $          0.21
                                                                ==============       ==============

Limited partners' per unit share of distributions             $          0.40      $          0.45
                                                                ==============       ==============

Weighted average number of limited
       partnership units outstanding                                4,454,893            4,454,893
                                                                ==============       ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                                ---------------------------------------------------------
                                                                  General              Limited                 Total
                                                                ------------        --------------         --------------

Balances at January 1, 1998                                   $          48       $        68,242        $        68,290

Distributions                                                           (21)               (2,005)                (2,026)

Net earnings                                                             21                   925                    946
                                                                ------------        --------------         --------------

Balances at March 31, 1998                                    $          48       $        67,162        $        67,210
                                                                ============        ==============         ==============

Balances at January 1, 1999                                   $          44       $        64,215        $        64,259

Distributions                                                           (18)               (1,782)                (1,800)

Net earnings                                                             18                    20                     38
                                                                ------------        --------------         --------------

Balances at March 31, 1999                                    $          44       $        62,453        $        62,497
                                                                ============        ==============         ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                           1999                1998
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                        $           38     $           946
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                           1,190               1,198
         Increase in allowance for doubtful accounts                                               88                  91
         Amortization of organization costs                                                         -                  13
         Loss (gain) on sale of containers                                                         64                 (14)
         (Increase) decrease in assets:
             Accounts receivable                                                                   49                 527
             Due from affiliates, net                                                             337                (227)
             Prepaid expenses                                                                      20                  (4)
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                              80                 123
             Accrued recovery costs                                                                11                 (50)
             Accrued damage protection plan costs                                                  29                  22
                                                                                      ----------------    ----------------
             Net cash provided by operating activities                                          1,906               2,625
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                               200                  60
   Container purchases                                                                             (9)                (12)
                                                                                      ----------------    ----------------
             Net cash provided by investing activities                                            191                  48
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Repayment of  borrowings from affiliates                                                         -                (318)
   Distributions to partners                                                                   (1,800)             (2,004)
                                                                                      ----------------    ----------------
              Net cash used in financing activities                                            (1,800)             (2,322)
                                                                                      ----------------    ----------------

Net increase in cash                                                                              297                 351

Cash at beginning of period                                                                     1,009                 108
                                                                                      ----------------    ----------------

Cash at end of period                                                                  $        1,306      $          459
                                                                                      ================    ================

Interest paid during the period                                                        $            -      $           10
                                                                                      ================    ================

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the three months ended March 31, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998.

                                                                 Mar. 31       Dec. 31          Mar. 31       Dec. 31
                                                                   1999           1998             1998          1997
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................               $  -         $    -            $  28         $  40

Distributions to partners included in:
     Due to affiliates..............................                  6              6               42            20
     Deferred quarterly distributions...............                 94             94              114           114

Proceeds from sale of containers included in:
     Due from affiliates............................                154            167               70            51

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998.

                                                                                                   1999           1998
                                                                                                   ----           ----

Container purchases recorded......................................................               $    9        $    -
Container purchases paid..........................................................                    9            12

Distributions to partners declared................................................                1,800         2,026
Distributions to partners paid....................................................                1,800         2,004

Proceeds from sale of containers recorded.........................................                  187            79
Proceeds from sale of containers received.........................................                  200            60


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1999 and 1998, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's audited financial statements as of December 31, 1998, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1999 financial statement presentation.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs that it expects to incur, as a result of defaults under its leases, which are in excess of estimated insurance proceeds. At March 31, 1999 and December 31, 1998, the amounts accrued were $143 and $132, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and the related reserves at March 31, 1999 and December 31, 1998, were $426 and $397, respectively.

Note 4.   Acquisition of Containers

      During the three-month period ended March 31, 1999, the Partnership purchased containers with a cost of $9. The Partnership did not purchase containers during the three-month period ended March 31, 1998.

Note 5.   Transactions with Affiliates

      Textainer Capital Corporation (TCC) is the managing general partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage and control the affairs of the Partnership.

      In accordance with the Partnership Agreement, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition or equipment liquidation fees were incurred during the three-month periods ended March 31, 1999 and 1998. The Partnership incurred $72 and $84 of incentive management fees during the three-month periods ended March 31, 1999 and 1998, respectively.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the three-month periods ended March 31, 1999 and 1998, these fees totaled $204 and $259, respectively. The Partnership's container fleet is leased by TEM to third-party lessees on operating master leases, spot leases and term leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                       1999       1998
                                                       ----       ----

               Salaries                                $107       $111
               Other                                     95        120
                                                       ----        ---
                 Total general and
                    administrative costs               $202       $231
                                                        ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership for the three-month periods ended March 31, 1999 and 1998:

                                                       1999        1998
                                                       ----        ----

               TEM                                     $181        $210
               TCC                                       21          21
                                                       ----        ----
                 Total general and
                    administrative costs               $202        $231
                                                        ===         ===

      The General Partners or TAS, through October 1998, may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners and TAS, prior to its liquidation, are
      entitled  to  an  acquisition  fee  for  any  containers   resold  to  the
      Partnership.

      At March 31, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                            1999            1998
                                                            ----            ----
               Due from affiliates:
                 Due from TEM......................       $  214          $  558
                                                            ----            ----

               Due to affiliates:
                 Due to TCC........................           14               8
                 Due to TL.........................            5               5
                                                            ----            ----
                                                              19              13
                                                            ----            ----

               Due from affiliates, net                   $  195          $  545
                                                            ====            ====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $7 of interest expense on amounts due to the General Partners in the three-month period ended March 31, 1998. There was no interest expense incurred on amounts due to the General Partners in the three-month period ended March 31, 1999.

Note 6.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1999. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

                 Year ended March 31:

                 2000.............................................          $592
                 2001.............................................            27
                 2002.............................................             9
                 2003.............................................             9
                 2004.............................................             5
                                                                            ----

                 Total minimum future rentals receivable..........          $642
                                                                            ====

Note 7.   Redemptions

      No redemption offerings were consummated during the three-month periods ended March 31, 1999 or 1998. The total number of units redeemed since inception of the redemption program is 8,451, at a total cost of $152, representing an average redemption price of $17.97 per unit. The redemption price is fixed by formula.

Note 8.   Container Rental Equipment

      New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 and the first quarter of 1999 was significantly less than the cost of containers purchased in the last several years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the three-month period ended March 31, 1999.

Note 9.   Readiness for Year 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994, and on April 29, 1996, the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1999, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December
1998 through February 1999, in the amount of $1,782. These distributions represent an annualized return of 8% on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $1,762 of these distributions was a return of capital and the balance was from net earnings. Beginning with cash distributions to limited partners for the month of March 1999, payable April 1999, the Partnership will make distributions at an annualized rate of 7% on each unit. This decision to reduce the Partnership distribution rate is the result of current market conditions, which are discussed in detail below.

At March 31, 1999, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the three-month periods ending March 31, 1999 and 1998, was $1,906 and $2,625, respectively. The decrease of $719, or 27%, was primarily attributable to the decrease in net earnings adjusted for non-cash transactions and the fluctuation in accounts receivable offset by the fluctuation in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decrease in rental income and increase in direct container expenses, which are discussed more fully in "Results of Operations". The decrease in accounts receivable of $49 for the three-month period ended March 31, 1999 was primarily due to the decline in rental income, offset by an increase in the average collection period. For the three-month period ended March 31, 1998, accounts receivable decreased $527 primarily due to a decrease in the average collection period. The fluctuation in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues. Additionally, the Partnership believes that cash flow from operating activities may continue to be adversely affected by increased repositioning costs during 1999. The reasons for these higher costs are discussed under "Results of Operations".

For the three-month period ending March 31, 1999, net cash provided by investing activities (the purchase and sale of containers) was $191, compared to $48 for the equivalent period in 1998. The increase of $143 was primarily due to the Partnership having sold more containers in 1999, partially offset by a lower average container sales price for the three-month period ended March 31, 1999 compared to the equivalent period in 1998. The increase in container sales in 1999 is due to the Partnership having sold damaged containers located in low demand locations as discussed below in "Results of Operations".

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations as well as all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased may not equal the number of containers sold as new container prices are likely to be greater than proceeds from container sales. Current market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has resulted in lower than anticipated reinvestment in containers. Additionally, market conditions have also had an adverse effect on the average amount of sales proceeds recently realized from container sales. Market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     24,165      24,288
                 Ending container fleet..................     24,053      24,261
                 Average container fleet.................     24,109      24,275

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 74% and 85% during the three-month periods ended March 31, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending March 31, 1999 and 1998 was $86 and $929, respectively, on rental income of $2,921 and $3,595, respectively. The decrease in rental income of $674, or 19%, from the three-month period ended March 31, 1998 to the comparable period in 1999 was primarily attributable to decreases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $573, primarily due to decreases in the average on-hire utilization of 13% and average rental rates of 6%, offset by a decrease in leasing incentives of 20%. The declines in utilization and rental rates had a significant adverse effect on rental income.

The decline in rental rates from the three-month period ended March 31, 1998 to the equivalent period in 1999 was primarily due to historically low new container prices and lower demand for leased containers. The lower demand was also principally responsible for the decline in utilization from the three-month period ended March 31, 1998 to the equivalent period in 1999. Demand decreased primarily due to the growth of the trade imbalance with Asia as the weakening of many Asian currencies in 1998 resulted in significant increases in exports from Asia to North America and Europe and corresponding decreases in imports into Asia from North America and Europe. This trade imbalance has created a strong demand for containers in Asia and a weak demand for containers in North America and Europe. While this imbalance resulted in the decline in leasing incentives, it has also contributed to the further declines in average utilization and rental rates for the Partnership during 1998 and 1999. This imbalance has also resulted in an unusually high build-up of containers in lower demand locations during 1998 and the first part of 1999.

In an effort to improve utilization and to alleviate the container build-up, the General Partners have repositioned newer containers to higher demand locations. The General Partners plan to continue this repositioning effort despite the continuing decline in utilization in 1999, as they believe that the decline in the Partnership's utilization during the first quarter of 1999 would have been even greater had containers not been repositioned. The Partnership incurred increased direct container expenses in 1998 and the first quarter of 1999 as a result of repositioning containers from these lower demand locations and anticipates continuing to incur additional direct container costs as it sustains its repositioning efforts.

The Partnership has also sold and plans to continue to sell certain damaged containers, located in lower demand locations, which resulted in the Partnership incurring losses during 1999. The decision to sell these containers was based on the current expectation that the economic benefit of selling these containers and using the related sales proceeds to purchase new containers in high demand locations was greater than the economic benefit of continuing to own these containers. Until market conditions improve, the Partnership may incur additional losses on the sale of these containers. Should the sale of these containers turn out to be a permanent situation, the Partnership may be required to increase its depreciation rate for container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 1999, the total of these other rental income items was $325, a decrease of $101 from the equivalent period in 1998. Other income decreased primarily due to decreases in location and handling income of $60 and $45, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations and due to an increase in credits given to lessees for picking up containers from certain locations. Handling income decreased primarily due to a decrease in container movement during the three-month period ended March 31, 1999 compared to the equivalent period in 1998.

Direct container expenses increased $299, or 41%, from the three-month period ending March 31, 1998 to the equivalent period in 1999. The increase was primarily due to increases in repositioning and storage expenses of $195 and $167, respectively. Repositioning expense increased due to an increase in the number of containers being repositioned and an increase in the average repositioning cost per container, due to the containers being transported over greater distances. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container during the three-month period ended March 31, 1999 compared to the equivalent period in 1998.

Bad debt expense decreased $16, or 15%, from the three-month period ended March 31, 1998 to the comparable period in 1999 due to the resolution of payment issues with one lessee.

Depreciation expense was comparable between the three-month periods ended March 31, 1999 and 1998 at $1,203 and $1,211, respectively.

Management fees to affiliates decreased $67, or 20%, from the three-month period ended March 31, 1998 to the equivalent period in 1999, due to decreases in equipment management fees and incentive management fees. Equipment management fees, which are based on gross revenue, decreased due to the decrease in rental income and were approximately 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, decreased due to the decrease in the limited partner distribution percentage from 9% to 8% in July 1998.

General and administrative costs to affiliates decreased $29, or 13%, from the three-month period ended March 31, 1998 to the comparable period in 1999 due to a decrease in the allocation of overhead costs from TEM.

Other expense increased from income of $17 for the three-month period ended March 31, 1998 to an expense of $48 for the comparable period in 1999. The increase was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $14 in the three-month period ending March 31, 1998 to a loss of $64 in the comparable period in 1999. The loss on sale of containers recorded in 1999 was primarily due to the Partnership selling damaged containers a lower average sales price. The decision to sell these containers was based on the current expectation that the economic benefit of selling these containers and using the related sales proceeds to purchase new containers in high demand locations was greater than the economic benefit of continuing to own these containers. If other containers are identified for sale, the Partnership may incur losses on such sales.

Net earnings per limited partnership unit decreased from $0.21 to $0.00 from the three-month period ending March 31, 1998 to the equivalent period in 1999, respectively, reflecting the decrease in net earnings allocated to limited partners from $925 to $20, for the same periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1999, which would result in such a risk materializing.

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

The cost of the revisions and testing relating to these systems was incurred by TEM and a portion of the cost was allocated to the Partnership as part of general and administrative costs allocated from TEM during 1998. While Year 2000 remediation costs were not specifically identified, it is estimated that total Year 2000 related expenses included in allocated overhead from TEM were less than $20. The Partnership and the General Partners do not anticipate incurring significant additional remediation costs related to the Year 2000 issue in 1999. There has been no material effect on the Partnership's financial condition and results of operations as a result of TEM's delay in routine systems projects as a result of Year 2000 remediation.

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

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Currently, the Partnership and the General Partners believe that if a significant portion of its lessees is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 83% of the letters sent with all but seven respondents representing that they are or will be Year 2000 compliant. Non-compliance by these seven respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition. The
General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. As this assessment has not been completed, the General Partners have not yet assumed that a lack of response means that any non-responding Third Parties will not be Year 2000 compliant.

Nevertheless, the Partnership and the General Partners believe that they are likely to encounter Year 2000 problems with certain Third Parties, particularly those with significant operations within countries that are not actively promoting correction of Year 2000 issues. Possible consequences of Year 2000 non-compliance among Third Parties include, but are not limited to, (i) TEM's inability to provide service to certain areas of the world, (ii) delays in container movement, (iii) payment and collection difficulties, and (iv) invoicing errors due to late reporting of transactions. These types of problems could result in additional operating costs and loss of lessee business. As discussed above, the General Partners are prepared to shift portions of their daily operations to manual processes in the event of Third Party non-compliance. With respect to manufacturers, vendors and other suppliers, the General Partners would also attempt to find alternate sources for goods and services. With respect to depots and agents who handle, inspect or repair containers, if the majority of the computer systems and networks of TEM are operational, the General Partners believe that they will be able to compensate manually for these Third Parties' failures (e.g., one field office performing data entry for another, communication with depots conducted without computers), by using temporary personnel at additional cost. Although costs will be incurred to pay for the temporary personnel, the Partnership and the General Partners do not expect these costs to be material to the Partnership. With respect to lessees' non-compliance, the General Partners would compensate for communications failures manually. If a lessee's noncompliance is broad enough to disrupt significantly the operations of its shipping business, the resulting loss of revenue could result in the lessee renting fewer containers. The Partnership and the General Partners are unable to estimate the financial impact of these problems, but to the extent that lessee's problems result in weakening demand for containers, the Partnership's results of operations would likely be adversely affected. If Year 2000 problems result in delays in collections, either because of the additional time required to communicate with lessees or because of lessees' loss of revenues, the Partnership's cash flow could be affected and distributions to general and limited partners could be reduced. The Partnership and the General Partners believe that these risks are inherent in the industry and are not specific to the Partnership or General Partners.

Forward Looking Statements and Other Risk Factors Relating to the Year 2000

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

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  May 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      May 13, 1999
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 13, 1999
John A. Maccarone                        Officer)



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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         A California Limited Partnership

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/John R. Rhodes
                                           ________________________
                                           John R. Rhodes
                                           Executive Vice President


Date:  May 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      May 13, 1999
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 May 13, 1999
________________________                 Officer)
John A. Maccarone

