Form 10-Q
period 1999-06-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1999-08-13
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1999.

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


                  For the quarterly period ended June 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 1999

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 (unaudited) and
          December 31, 1998.................................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12





TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1999 and December 31, 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               1999                1998
                                                                          ---------------      -------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $20,612 (1998:  $18,459) (note 4)                      $       58,136       $     61,107
Cash                                                                               1,003              1,009
Accounts receivable, net of allowance
   for doubtful accounts of $421 (1998:  $353)                                     2,608              2,675
Due from affiliates, net (note 2)                                                    361                545
Organization costs, net of accumulated
   amortization of $227 in 1998                                                        -                 35
Prepaid expenses                                                                       6                 19
                                                                          ---------------      -------------

                                                                          $       62,114       $     65,390
                                                                          ===============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $          485       $        399
   Accrued liabilities                                                                85                109
   Accrued recovery costs                                                            155                132
   Accrued damage protection plan costs                                              477                397
   Deferred quarterly distribution                                                    81                 94
                                                                          ---------------      -------------
         Total liabilities                                                         1,283              1,131
                                                                          ---------------      -------------

Partners' capital:
   General partners                                                                   41                 44
   Limited partners                                                               60,790             64,215
                                                                          ---------------      -------------
         Total partners' capital                                                  60,831             64,259
                                                                          ---------------      -------------
                                                                          $       62,114       $     65,390
                                                                          ===============      =============

See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For three and six months  ended June 30,  1999 and 1998
(Amounts  in  thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                               Three months      Three months      Six months         Six months
                                                                   Ended             Ended            Ended              Ended
                                                               June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                              ---------------   ---------------   ---------------   ---------------
Rental income                                                 $        2,871    $        3,546    $        5,792    $        7,141
                                                              ---------------   ---------------   ---------------   ---------------

Costs and expenses:
   Direct container expenses                                           1,227               638             2,252             1,364
   Bad debt (benefit) expense                                             (4)             (138)               90               (28)
   Depreciation and amortization                                       1,184             1,210             2,374             2,421
   Professional fees                                                      12                12                21                20
   Management fees to affiliates (note 2)                                266               333               542               676
   General and administrative costs to affiliates (note 2)               167               204               369               435
   Other general and administrative costs                                 56                18                95                55
                                                              ---------------   ---------------   ---------------   ---------------
                                                                       2,908             2,277             5,743             4,943
                                                              ---------------   ---------------   ---------------   ---------------
       (Loss) income from operations                                     (37)            1,269                49             2,198
                                                              ---------------   ---------------   ---------------   ---------------

Other (expense) income:
   Interest income, net                                                   18                 8                34                11
   (Loss) gain on sale of containers                                     (71)                6              (135)               20
                                                              ---------------   ---------------   ---------------   ---------------
                                                                         (53)               14              (101)               31
                                                              ---------------   ---------------   ---------------   ---------------
       Net (loss) earnings                                    $          (90)   $        1,283    $          (52)   $        2,229
                                                              ===============   ===============   ===============   ===============

Allocation of net (loss) earnings (note 2):
   General partners                                           $           14    $           21    $           32    $           42
   Limited partners                                                     (104)            1,262               (84)            2,187
                                                              ---------------   ---------------   ---------------   ---------------
                                                              $          (90)   $        1,283    $          (52)   $        2,229
                                                              ===============   ===============   ===============   ===============
Limited partners' per unit share of net (loss) earnings       $        (0.02)   $         0.28    $        (0.02)   $         0.49
                                                              ===============   ===============   ===============   ===============
Limited partners' per unit share of distributions             $         0.35    $         0.45    $         0.75    $         0.90
                                                              ===============   ===============   ===============   ===============

Weighted average number of limited
       partnership units outstanding                               4,454,893         4,454,893         4,454,893         4,454,893
                                                              ===============   ===============   ===============   ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                                ---------------------------------------------------------
                                                                  General              Limited                 Total
                                                                ------------        --------------         --------------
Balances at January 1, 1998                                     $        48         $      68,242          $      68,290

Distributions                                                           (42)               (4,009)                (4,051)

Net earnings                                                             42                 2,187                  2,229
                                                                ------------        --------------         --------------
Balances at June 30, 1998                                       $        48         $      66,420          $      66,468
                                                                ============        ==============         ==============

Balances at January 1, 1999                                     $        44         $      64,215          $      64,259

Distributions                                                           (35)               (3,341)                (3,376)

Net loss                                                                 32                   (84)                   (52)
                                                                ------------        --------------         --------------
Balances at June 30, 1999                                       $        41         $      60,790          $      60,831
                                                                ============        ==============         ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                           1999                1998
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                                $          (52)     $        2,229
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
         Depreciation                                                                          2,374               2,395
         Increase (decrease) in allowance for doubtful accounts                                   68                 (46)
         Write-off of organization costs                                                          35                   -
         Amortization of organization costs                                                        -                  26
         Loss (gain) on sale of containers                                                       135                 (20)
         (Increase) decrease in assets:
             Accounts receivable                                                                 121                 163
             Due from affiliates, net                                                            137                (134)
             Prepaid expenses                                                                     13                  37
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                             62                 (47)
             Accrued recovery costs                                                               23                  13
             Accrued damage protection plan costs                                                 80                  22
                                                                                      ----------------    ----------------
             Net cash provided by operating activities                                         2,996               4,638
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              398                 135
   Container purchases                                                                           (11)                (40)
                                                                                      ----------------    ----------------
             Net cash provided by investing activities                                           387                  95
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Repayment of  borrowings from affiliates                                                        -                (318)
   Distributions to partners                                                                  (3,389)             (4,061)
                                                                                      ----------------    ----------------
              Net cash used in financing activities                                           (3,389)             (4,379)
                                                                                      ----------------    ----------------

Net (decrease) increase in cash                                                                   (6)                354

Cash at beginning of period                                                                    1,009                 108
                                                                                      ----------------    ----------------
Cash at end of period                                                                 $        1,003      $          462
                                                                                      ================    ================
Interest paid during the period                                                       $            -      $           10
                                                                                      ================    ================

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                 June 30       Dec. 31          June 30        Dec. 31
                                                                   1999           1998             1998          1997
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Due to affiliates..............................               $  -         $    -             $  -         $  40

Distributions to partners included in:
     Due to affiliates..............................                  6              6                8            20
     Deferred quarterly distributions...............                 81             94              116           114

Proceeds from sale of containers included in:
     Due from affiliates............................                120            167               84            52

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1999 and 1998.

                                                                                                   1999           1998
                                                                                                   ----           ----

Container purchases recorded......................................................              $    11       $     -
Container purchases paid..........................................................                   11            40

Distributions to partners declared................................................                3,376         4,051
Distributions to partners paid....................................................                3,389         4,061

Proceeds from sale of containers recorded.........................................                  351           167
Proceeds from sale of containers received.........................................                  398           135


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital, and cash flows for the six-month periods ended June 30, 1999 and 1998, have been made.

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

      In accordance with the Partnership Agreement, sections 3.10 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the six-month periods ended June 30, 1999 and 1998. The Partnership incurred $66 and $138 of incentive management fees during the three and six-month periods ended June 30, 1999 and $85 and $169 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $200 and $404 for the three and six-month periods ended June 30, 1999 and $248 and $507 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership for the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                                        Three months                  Six months
                                                       ended June 30,               ended June 30,
                                                       ---------------             -----------------
                                                       1999       1998             1999         1998
                                                       ----       ----             ----         ----
               Salaries                                $ 90       $105             $197         $217
               Other                                     77         99              172          218
                                                        ---        ---              ---          ---
                 Total general and
                    administrative costs               $167       $204             $369         $435
                                                        ===        ===              ===          ===

      TEM allocates these general and administrative costs based on the ratio of the  Partnership's  interest  in  the  managed  containers  to  the  total container  fleet  managed by TEM during the period.  TCC  allocates  these costs  based on the  ratio of the  Partnership's  containers  to the total container  fleet of all limited  partnerships  managed by TCC. The General
      Partners allocated the following general and  administrative  costs to the
      Partnership  for the three and  six-month  periods ended June 30, 1999 and
      1998:
                                                        Three months                  Six months
                                                       ended June 30,               ended June 30,
                                                       ---------------             -----------------
                                                       1999       1998             1999         1998
                                                       ----       ----             ----         ----

               TEM                                     $149       $184             $330         $394
               TCC                                       18         20               39           41
                                                        ---        ---              ---          ---
                 Total general and
                    administrative costs               $167       $204             $369         $435
                                                        ===        ===              ===          ===

      The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners are entitled to an acquisition fee for any containers resold to the Partnership.

      At June 30, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                            1999            1998
                                                            ----            ----
      Due from affiliates:
        Due from TEM...................................   $  376          $  558
                                                            ----            ----

      Due to affiliates:
        Due to TCC.....................................       11               8
        Due to TL......................................        4               5
                                                            ----            ----
                                                              15              13
                                                            ----            ----

      Due from affiliates, net                            $  361          $  545
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

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. On March 31, 1998 the Partnership repaid its loan of $318 from TL, which was used to facilitate container purchases. The Partnership incurred $7 of interest expense on amounts due to the General Partners for the six-month period ended June 30, 1998. There was no interest expense incurred on amounts due to the General Partners for the three-month period ended June 30, 1998 or for the three and six-month periods ended June 30, 1999.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

           Year ended June 30:

           2000.............................................             $601
           2001.............................................               49
           2002.............................................               12
           2003.............................................               12
           2004.............................................                6
                                                                          ---

           Total minimum future rentals receivable..........             $680
                                                                          ===

Note 4.   Container Rental Equipment

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during the first half of 1999 was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the year ended December 31, 1998 or the six-month period ended June 30, 1999.

Note 5.   Readiness for Year 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994, and on April 29, 1996, the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 1999, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 7% of their original investment. During the six-month period ended June 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through May 1999, in the amount of $3,341. On a cash basis, $2,996 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, the entire distribution was a return of capital.

At June 30, 1999, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ending June 30, 1999 and 1998, was $2,996 and $4,638, respectively. The decrease of $1,642, or 35%, was primarily attributable to the decline in net earnings adjusted for non-cash transactions, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". Fluctuations in due from affiliates, net result from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the six-month period ending June 30, 1999, net cash provided by investing activities (the purchase and sale of containers) was $387, compared to $95 for the equivalent period in 1998. The increase of $292 was primarily due to the Partnership having sold more containers during the six-month period ended June 30, 1999 than during the comparable period in 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold damaged containers located in low demand locations, offset by lower average sales prices received on container sales in 1999. The Partnership sells containers when (i) a container reaches the end of its useful life and (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Until market conditions improve, the Partnership plans to continue to sell these containers and proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale of these containers.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased may not equal the number of containers sold, as new container prices are likely to be greater than proceeds from container sales. Market conditions have also had an adverse effect on the average amount of sales proceeds recently realized from container sales. Additionally, these market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has resulted in lower than anticipated reinvestment in containers. Market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income (loss) from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     24,165      24,288
                 Ending container fleet..................     23,968      24,226
                 Average container fleet.................     24,067      24,257

The decline in the average container fleet of 1% from the six-month period ended June 30, 1998 to the comparable period in 1999 was due to the Partnership having sold more containers than it purchased since June 30, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 74% and 85% during the six-month periods ended June 30, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1999 and 1998.

The Partnership's income from operations for the six-month periods ending June 30, 1999 and 1998 was $49 and $2,198, respectively, on rental income of $5,792 and $7,141, respectively. The decrease in rental income of $1,349, or 19%, from the six-month period ended June 30, 1998 to the comparable period in 1999 was primarily attributable to a decrease in container rental income. Income from container rentals, the major component of total revenue, decreased $1,225, or 19%, primarily due to decreases in average on-hire utilization of 13% and average rental rates of 5%. Rental income was also adversely affected by the increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the six-month period ended June 30, 1998 to the equivalent period in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance in Asia. Rental rates have also declined as shipping lines continued to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has resulted in the continuing build-up of containers in lower demand locations. The General Partners have continued their efforts to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. The Partnership continued to incur increased direct container expenses in 1999 as a result of this repositioning. For the near-term, the General Partners plan to monitor market conditions to determine whether additional repositioning efforts are required. However, currently there are no significant repositioning efforts planned.

Current market conditions have also caused the decline in the economic value of certain containers, which has resulted in write-downs and losses being recorded on certain older containers managed by TEM. These containers were identified as being for sale and were located in lower demand locations. These containers were sold as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life and shipping lines' preference for leasing newer containers. There have been no such losses or write downs recorded by the Partnership primarily due to the young age of the container fleet. However, as the container fleet ages, the Partnership may incur losses and/or write downs on the sale of its older containers located in low demand locations if market conditions do not improve. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 1999, the total of these other rental income items was $632, a decrease of $124 from the equivalent period in 1998. This decrease was primarily due to decreases in location and handling income of $82 and $59, respectively. Location income decreased primarily due to an increase in credits given to lessees for picking up containers from certain locations and a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased primarily due to a decrease in the average handling price charged per container.

Direct container expenses increased $888, or 65%, from the six-month period ending June 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in repositioning and storage expenses of $499 and $308, respectively. Repositioning expense increased due to the increase in the number of containers being repositioned at a higher average repositioning cost per container. The increase in repositioning is partly a result of the current trade imbalance which has created areas with lower demand for leased containers. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container during the six-month period ended June 30, 1999 compared to the equivalent period in 1998.

Bad debt expense increased from a benefit of $28 for the six-month period ended June 30, 1998 to an expense of $90 in the comparable period in 1999. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and due to lower 1998 reserve requirements.

Depreciation expense decreased $47, or 2%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $134, or 20%, from the six-month period ended June 30, 1998 to the equivalent period in 1999, due to decreases in equipment management and incentive management fees. Equipment management fees, which are based on rental income, decreased due to the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, decreased due to the decrease in the limited partner distribution percentage from 9% to 8% in July 1998 and from 8% to 7% in March 1999.

General and administrative costs to affiliates decreased $66, or 15%, from the six-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense increased from income of $31 for the six-month period ended June 30, 1998 to an expense of $101 for the comparable period in 1999. The increase was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $20 in the six-month period ending June 30, 1998 to a loss of $135 in the comparable period in 1999. The loss on sale of containers recorded in 1999 was due to the Partnership having sold damaged containers in lower demand locations with higher book values at lower average sales prices per container than in the comparable period in 1998.

Net earnings per limited partnership unit decreased from earnings of $0.49 from the six-month period ending June 30, 1998 to a loss of $0.02 for the equivalent period in 1999, reflecting the decrease in net earnings allocated to limited partners from earnings of $2,187 to a loss of $84, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1999 and 1998.

The Partnership's loss from operations for the three-month period ending June 30, 1999 was $37 on rental income of $2,871 compared to income from operations of $1,269 on rental income of $3,546 for the comparable period in 1998. The decrease in rental income of $675, or 19%, from the three-month period ended June 30, 1998 to the comparable period in 1999 was primarily attributable to the decrease in container rental income. Income from container rentals decreased $652, or 20%, primarily due to the decreases in the average on-hire utilization of 11% and average rental rates of 4%. Leasing incentives also increased; however, the decline in utilization had the most significant adverse effect on rental income.

Other rental income was $307 for the three-month period ended June 30, 1999, a decrease of $23 from the equivalent period in 1998. Other income decreased primarily due to a decrease in location income of $22, which was due to the increase in credits given to lessees for picking up containers from certain locations, offset by an increase in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $589, or 92% from the three-month period ending June 30, 1998 to the equivalent period in 1999, primarily due to the increases in repositioning, storage and DPP expenses of $304, $141 and $130, respectively. Repositioning expense increased due to an increase in the number of containers repositioned and due to a higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container. DPP expense increased primarily due to a higher average DPP cost per container and an increase in the number of containers covered by DPP during the three-month period ended June 30, 1999 compared to the same period in 1998.

Bad debt benefit decreased $134, or 97%, from the three-month period ended June 30, 1998 to the comparable period in 1999. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and lower 1998 reserve requirements.

Depreciation expense decreased $26, or 2%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $67, or 20%, from the three-month period ended June 30, 1998 to the comparable period in 1999, due to decreases in equipment and incentive management fees. Equipment management fees were approximately 7% of rental income and decreased primarily due to the decrease in rental income. Incentive management fees decreased due to the decreases in the limited partner distribution percentage noted above.

General and administrative costs to affiliates decreased $37, or 18%, from the three-month period ended June 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other income decreased from income of $14 for the three-month period ended June 30, 1998 to an expense of $53 for the comparable period in 1999. The decrease was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $6 for the three-month period ended June 30, 1998 to a loss of $71 for the equivalent period in 1999. The loss on sale of containers recorded in 1999 was due to the Partnership having sold damaged containers in lower demand locations with higher book values at lower average sales prices per container.

Net earnings per limited partnership unit decreased from earnings of $0.28 for the three-month period ending June 30, 1998 to a loss of $0.02 for the equivalent period in 1999, reflecting the decrease in net earnings allocated to limited partners from earnings of $1,262 to a loss of $104, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1999, which would result in such a risk materializing.

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

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to the Partnership's lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 90% of these letters with all but seven respondents representing that they are or will be Year 2000 compliant. The General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. Non-compliance by these seven respondents and by the remaining non-respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition.

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

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis, causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. The Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the representations and warranties collected in good faith by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect, as the information collected was not independently verified by the General Partners. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  August 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1999
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1999
John A. Maccarone                        Officer)



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


Date:  August 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      August 13, 1999
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 August 13, 1999
________________________                 Officer)
John A. Maccarone


