Form 10-Q
period 1999-09-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 1999-11-12
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1999.

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


                For the quarterly period ended September 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1999

Table of Contents
-------------------------------------------------------------------------------------------------------------------


                                                                                                              Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (unaudited) and
          December 31, 1998.................................................................................    3


          Statements of Earnings for the three and nine months
          ended September 30, 1999 and 1998 (unaudited).....................................................    4


          Statements of Partners' Capital for the nine months
          ended September 30, 1999 and 1998 (unaudited).....................................................    5


          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (unaudited).....................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12







TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               1999                1998
                                                                          ---------------      -------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $21,718 (1998:  $18,459) (note 4)                     $        56,792     $       61,107
Cash                                                                               1,180              1,009
Accounts receivable, net of allowance
   for doubtful accounts of $457 (1998:  $353)                                     2,560              2,675
Due from affiliates, net (note 2)                                                    512                545
Organization costs, net of accumulated
   amortization of $227 in 1998                                                        -                 35
Prepaid expenses                                                                       -                 19
                                                                          ---------------      -------------

                                                                         $        61,044     $       65,390
                                                                          ===============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           381     $          399
   Accrued liabilities                                                               182                109
   Accrued recovery costs                                                            164                132
   Accrued damage protection plan costs                                              509                397
   Deferred quarterly distributions                                                   81                 94
                                                                          ---------------      -------------

         Total liabilities                                                         1,317              1,131
                                                                          ---------------      -------------

Partners' capital:
   General partners                                                                   39                 44
   Limited partners                                                               59,688             64,215
                                                                          ---------------      -------------

         Total partners' capital                                                  59,727             64,259
                                                                          ---------------      -------------


                                                                         $        61,044     $       65,390
                                                                          ===============      =============

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Earnings

For  three  and nine  months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months       Three months        Nine  months        Nine months
                                                                Ended             Ended                Ended              Ended
                                                           Sept. 30, 1999     Sept. 30, 1998      Sept. 30, 1999     Sept. 30, 1998
                                                           ---------------    ---------------     ---------------    ---------------

Rental income                                            $          3,037   $          3,597    $          8,829   $         10,986
                                                           ---------------    ---------------     ---------------    ---------------

Costs and expenses:
   Direct container expenses                                          898                796               3,150              2,408
   Bad debt expense (benefit)                                          37                (21)                127                (49)
   Depreciation and amortization                                    1,180              1,207               3,554              3,628
   Professional fees                                                   36                 10                  57                 30
   Management fees to affiliates (note 2)                             278                327                 820              1,003
   General and administrative costs to affiliates (note 2)            128                186                 497                621
   Other general and administrative costs                              29                 28                 124                 83
                                                           ---------------    ---------------     ---------------    ---------------

                                                                    2,586              2,533               8,329              7,724
                                                           ---------------    ---------------     ---------------    ---------------

       Income from operations                                         451              1,064                 500              3,262
                                                           ---------------    ---------------     ---------------    ---------------

Other income (expense):
   Interest income, net                                                17                 15                  51                 26
   Gain (loss) on sale of containers                                    3                 (3)               (132)                17
                                                           ---------------    ---------------     ---------------    ---------------

                                                                       20                 12                 (81)                43
                                                           ---------------    ---------------     ---------------    ---------------

       Net earnings                                      $            471   $          1,076    $            419   $          3,305
                                                           ===============    ===============     ===============    ===============

Allocation of net earnings (note 2):
   General partners                                      $             14   $             20    $             46   $             62
   Limited partners                                                   457              1,056                 373              3,243
                                                           ---------------    ---------------     ---------------    ---------------

                                                         $            471   $          1,076    $            419   $          3,305
                                                           ===============    ===============     ===============    ===============


Limited partners' per unit share of net earnings         $           0.10   $           0.24    $           0.08   $           0.73
                                                           ===============    ===============     ===============    ===============

Limited partners' per unit share of distributions        $           0.35   $           0.42    $           1.10   $           1.32
                                                           ===============    ===============     ===============    ===============

Weighted average number of limited
       partnership units outstanding                            4,454,893          4,454,893           4,454,893          4,454,893
                                                           ===============    ===============     ===============    ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                                ---------------------------------------------------------
                                                                  General              Limited                 Total
                                                                ------------        --------------         --------------

Balances at January 1, 1998                                   $          48       $        68,242        $        68,290

Distributions                                                           (62)               (5,866)                (5,928)

Net earnings                                                             62                 3,243                  3,305
                                                                ------------        --------------         --------------

Balances at September 30, 1998                                $          48       $        65,619        $        65,667
                                                                ============        ==============         ==============

Balances at January 1, 1999                                   $          44       $        64,215        $        64,259

Distributions                                                           (51)               (4,900)                (4,951)

Net earnings                                                             46                   373                    419
                                                                ------------        --------------         --------------

Balances at September 30, 1999                                $          39       $        59,688        $        59,727
                                                                ============        ==============         ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                          1999                1998
                                                                                     ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                     $           419     $         3,305
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                         3,554               3,589
         Increase (decrease) in allowance for doubtful accounts                                 104                 (71)
         Write-off of organization costs                                                         35                   -
         Amortization of organization costs                                                       -                  39
         Loss (gain) on sale of containers                                                      132                 (17)
         (Increase) decrease in assets:
             Accounts receivable                                                                145                 367
             Due from affiliates, net                                                           (45)               (396)
             Prepaid expenses                                                                    19                 114
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                            55                  82
             Accrued recovery costs                                                              32                  32
             Accrued damage protection plan costs                                               112                  58
                                                                                     ----------------    ----------------
             Net cash provided by operating activities                                        4,562               7,102
                                                                                     ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                             585                 282
   Container purchases                                                                          (12)                (39)
                                                                                     ----------------    ----------------
             Net cash provided by investing activities                                          573                 243
                                                                                     ----------------    ----------------

Cash flows from financing activities:
   Repayment of  borrowings from affiliates                                                       -                (318)
   Distributions to partners                                                                 (4,964)             (5,961)
                                                                                     ----------------    ----------------
              Net cash used in financing activities                                          (4,964)             (6,279)
                                                                                     ----------------    ----------------

Net increase in cash                                                                            171               1,066

Cash at beginning of period                                                                   1,009                 108
                                                                                     ----------------    ----------------

Cash at end of period                                                               $         1,180     $         1,174
                                                                                     ================    ================

Interest paid during the period                                                     $             -     $            10
                                                                                     ================    ================

See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                               Sept. 30        Dec. 31         Sept. 30       Dec. 31
                                                                   1999           1998             1998          1997
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Due to affiliates..............................               $  -           $  -             $  -          $ 39
     Container purchases payable....................                  -              -               33             -

Distributions to partners included in:
     Due to affiliates..............................                  6              6                6            20
     Deferred quarterly distributions...............                 81             94               95           114

Proceeds from sale of containers included in:
     Due from affiliates............................                 89            167               92            51

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                                                   1999           1998
                                                                                                   ----           ----

Container purchases recorded......................................................               $   12        $   33
Container purchases paid..........................................................                   12            39

Distributions to partners declared................................................                4,951         5,928
Distributions to partners paid....................................................                4,964         5,961

Proceeds from sale of containers recorded.........................................                  507           323
Proceeds from sale of containers received.........................................                  585           282


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1999, and the results of its operations, changes in partners' capital, and cash flows for the nine-month periods ended September 30, 1999 and 1998, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Capital Corporation (TCC) is the managing general partner, and Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are the associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the nine-month period ended September 30, 1999. The Partnership capitalized $2 of container acquisition fees as a component of container costs during the nine-month period ended September 30, 1998. The Partnership incurred $65 and $203 of incentive management fees during the three and nine-month periods ended September 30, 1999 and $75 and $244 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $213 and $617 for the three and nine-month periods ended September 30, 1999 and $252 and $759 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                       Three months                  Nine months
                                                      ended Sept. 30,              ended Sept. 30,
                                                      ---------------              ---------------
                                                      1999       1998             1999         1998
                                                      ----       ----             ----         ----

               Salaries                               $  74      $100             $271         $317
               Other                                     54        86              226          304
                                                       ----      ----              ---          ---
                 Total general and
                    administrative costs               $128      $186             $497         $621
                                                        ===       ===              ===          ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998:

                                                       Three months                   Nine months
                                                      ended Sept. 30,               ended Sept. 30,
                                                      ---------------               ---------------
                                                      1999       1998              1999         1998
                                                      ----       ----              ----         ----
               TEM                                     $113       $169             $443         $563
               TCC                                       15         17               54           58
                                                       ----       ----             ----          ---
                 Total general and
                    administrative   costs             $128       $186             $497         $621
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

      At September 30, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                            1999            1998
                                                            ----            ----
         Due from affiliates:
                   Due from TEM.....................      $  533          $  558
                                                           -----           -----

         Due to affiliates:
                   Due to TCC.......................          17               8
                   Due to TL........................           4               5
                                                          ------          ------
                                                              21              13
                                                          ------          ------

         Due from affiliates, net                         $  512          $  545
                                                           =====           =====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

         Year ended September 30:

              2000.............................................           $1,259
              2001.............................................              266
              2002.............................................              249
              2003.............................................               43
              2004.............................................                5
                                                                           -----

              Total minimum future rentals receivable..........           $1,822
                                                                           =====

Note 4.   Container Rental Equipment

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999 was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the year ended December 31, 1998 or the nine-month period ended September 30, 1999. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994, and on April 29, 1996, the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1999, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 7% of their original investment. During the nine-month period ended September 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through August 1999, in the amount of $4,900. On a cash basis, $4,562 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, $4,527 of these distributions was a return of capital.

At  September  30,  1999,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ending September 30, 1999 and 1998, was $4,562 and $7,102, respectively. The decrease of $2,540, or 36%, was primarily attributable to the decline in net earnings adjusted for non-cash transactions, offset by fluctuations in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". Fluctuations in due from affiliates, net result from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the nine-month period ending September 30, 1999, net cash provided by investing activities (the purchase and sale of containers) was $573, compared to $243 for the equivalent period in 1998. The increase of $330 was primarily due to the Partnership having sold more containers during the nine-month period ended September 30, 1999 than during the comparable period in 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold more damaged containers located in low demand locations during the nine-month period ended September 30, 1999 compared to the same period in 1998, offset by lower average sales prices received on container sales in 1999. The sales prices received on these container sales decreased as a result of current market conditions, which have adversely affected the value of used containers, as discussed below under "Results of Operations". The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Until market conditions improve, the Partnership plans to continue to sell damaged containers in lower demand locations and may sell other containers as well. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased is not likely to equal the number of containers sold, as new container prices are likely to be greater than proceeds from container sales. During the nine-month period ended September 30, 1999, the Partnership did not reinvest any cash from operations in new containers, after making distributions, due to the effect of market conditions on the Partnership's financial results. Market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers, which has resulted in lower than anticipated reinvestment in containers. Market conditions have also had an adverse effect on the average sales proceeds recently realized from container sales and have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     24,165      24,288
                 Ending container fleet..................     23,879      24,166
                 Average container fleet.................     24,022      24,227

The decline in the average container fleet of 1% from the nine-month period ended September 30, 1998 to the comparable period in 1999 was due to the Partnership having sold more containers than it purchased since September 30, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners.
Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 75% and 84% during the nine-month periods ended September 30, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the nine-month periods ending September 30, 1999 and 1998 was $500 and $3,262, respectively, on rental income of $8,829 and $10,986, respectively. The decrease in rental income of $2,157, or 20%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $1,760, or 18%, primarily due to decreases in average on-hire utilization of 11% and average rental rates of 6%. Rental income was also adversely affected by an increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the three and nine-month periods ended September 30, 1998 to the equivalent periods in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance with Asia. Rental rates have also declined as shipping lines continue to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has been the primary cause of the continuing build-up of containers in lower demand locations. The General Partners have continued to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. Partially as a result of this effort, utilization has remained comparable during the first three quarters of 1999 and has been steadily increasing since August 1999. However, as a result of the repositioning effort, the Partnership continued to incur increased direct container expenses in 1999. For the near-term, the General Partners plan to continue this repositioning effort.

Current market conditions have also caused a decline in the economic value of certain containers, which has resulted in write-downs and losses being recorded on certain older containers managed by TEM for other container owners. These containers, located in lower demand locations, were identified as being for sale as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers, primarily due to their shorter remaining marine life and shipping lines' preference for leasing newer containers. There have been no such losses or write downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. However, as the container fleet ages, the Partnership may incur losses and/or write downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that utilization, lease rates and container sale prices could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 1999, the total of these other rental income items was $1,033, a decrease of $397 from the equivalent period in 1998. This decrease was primarily due to a decrease in location income of $381. Location income decreased primarily due to an increase in credits given to lessees for picking up containers from certain locations and a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $742, or 31%, from the nine-month period ending September 30, 1998 to the equivalent period in 1999. The increase was primarily due to increases in storage, DPP and repositioning expenses of $411, $204 and $189, respectively. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container during the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. DPP expense increased due an increase in the number of containers carrying DPP and to an increase in the average repair cost per container. Repositioning expense increased due to the increase in the number of containers being repositioned and a higher average repositioning cost per container. The increase in repositioning is partly a result of the current trade imbalance, which has created areas with lower demand for leased containers.

Bad debt expense increased from a benefit of $49 for the nine-month period ended September 30, 1998 to an expense of $127 in the comparable period in 1999. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and due to lower 1998 reserve requirements.

Depreciation expense decreased $74, or 2%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $183, or 18%, from the nine-month period ended September 30, 1998 to the equivalent period in 1999, due to decreases in equipment management and incentive management fees. Equipment management fees, which are based on rental income, decreased due to the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, decreased due to the decrease in the limited partner distribution percentage from 9% to 8% in July 1998 and from 8% to 7% in March 1999.

General and administrative costs to affiliates decreased $124, or 20%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense increased from income of $43 for the nine-month period ended September 30, 1998 to an expense of $81 for the comparable period in 1999. The increase was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $17 in the nine-month period ending September 30, 1998 to a loss of $132 in the comparable period in 1999. The increase in loss on sale of containers in 1999 was due to the Partnership having sold more damaged containers in lower demand locations and at a lower average sales prices per container than in the comparable period in 1998.

Net earnings per limited partnership unit decreased from $0.73 to $0.08 from the nine-month period ending September 30, 1998 to the equivalent period in 1999, reflecting the decrease in net earnings allocated to limited partners from $3,243 to $373, for the same periods. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending September 30, 1999 and 1998 was $451 and $1,064 on rental income of $3,037 and $3,597. The decrease in rental income of $560, or 16%, from the three-month period ended September 30, 1998 to the comparable period in 1999 was primarily attributable to the decrease in container rental income. Income from container rentals decreased $535, or 17%, primarily due to the decreases in the average on-hire utilization of 9% and average rental rates of 5%. Leasing incentives also increased; however, the decline in utilization had the most significant adverse effect on rental income.

Other rental income was $401 for the three-month period ended September 30, 1999, a decrease of $25 from the equivalent period in 1998. Other rental income decreased primarily due to a decrease in location income of $51, offset by increases in DPP and handling income of $15 and $10, respectively. The decrease in location income was primarily due to the decrease in charges to lessees for dropping off containers in certain locations. DPP income increased due to an increase in the number of containers carrying DPP, offset by a decrease in the average price charged per container. Handling income increased due to the increase in container movement, offset by a decrease in the average price charged per container.

Direct container expenses increased $102, or 13%, from the three-month period ending September 30, 1998 to the equivalent period in 1999, primarily due to the increases in storage and DPP expense of $103 and $56, respectively, offset by a decrease in repositioning expense of $62. Storage expense increased due to the decrease in average utilization and due to an increase in the average storage cost per container. DPP expense increased primarily due to an increase in the number of containers covered by DPP, offset by a lower average DPP cost per container. Repositioning expense decreased due to a decrease in the number of containers repositioned, partially offset by a higher average repositioning cost per container during the three-month period ended September 30, 1999 compared to the same period in 1998.

Bad debt expense increased from a benefit of $21 for the three-month period ended September 30, 1998 to an expense of $37 in the comparable period in 1999. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and lower 1998 reserve requirements.

Depreciation expense decreased $27, or 2%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $49, or 15%, from the three-month period ended September 30, 1998 to the comparable period in 1999, due to decreases in equipment and incentive management fees. Equipment management fees were approximately 7% of rental income and decreased primarily due to the decrease in rental income. Incentive management fees decreased due to the decreases in the limited partner distribution percentage noted above.

General and administrative costs to affiliates decreased $58, or 31%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other income increased $8 from the three-month period ended September 30, 1998 to the comparable period in 1999. The increase was primarily due to the fluctuation of gain/loss on sale of containers from a loss of $3 for the three-month period ended September 30, 1998 to a gain of $3 for the equivalent period in 1999.

Net earnings per limited partnership unit decreased from $0.24 to $0.10 from the three-month period ending September 30, 1998 to the equivalent period in 1999, reflecting the decrease in net earnings allocated to limited partners from $1,056 to $457 for the same periods. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1999, which would result in such a risk materializing.

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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         A California Limited Partnership

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By _______________________________
                                            Ernest J. Furtado
                                            Senior Vice President


Date:  November 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Senior Vice President,                         November 12, 1999
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 12, 1999
John A. Maccarone                        Officer)


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


                                         TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                         A California Limited Partnership

                                         By Textainer Capital Corporation
                                         The Managing General Partner



                                         By /s/Ernest J. Furtado
                                            _____________________________
                                            Ernest J. Furtado
                                            Senior Vice President


Date:  November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

/s/Ernest J. Furtado                     Senior Vice President,                         November 12, 1999
__________________________               (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 12, 1999
__________________________               Officer)
John A. Maccarone
