Form 10-K
period 1999-12-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2000-03-28
CIK 915194

TEXTAINER CAPITAL CORPORATION
                     650 California Street, 16th Floor
                          San Francisco, CA 94108


March 28, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                For the fiscal year ended December 31, 1999

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

Not Applicable.

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Pre-Effective Amendment No. 3 to the Registrant's Registration Statement, as filed with the Commission on April 8, 1994, as supplemented by Post-Effective Amendment No. 2 as filed under Section 8(c) of the Securities Act of 1933 on May 5, 1995 and as supplemented by Supplement No. 5 as filed under Rule 424(b) of the Securities Act of 1933 on March 18, 1996.

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

                  Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit. The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicate that a sale would be beneficial. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) No single lessee generated lease revenue for the years ended December 31, 1999, 1998 and 1997 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

 (c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 91% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 36% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees. Textainer Capital Corporation
                  (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 1999 had 4 employees. Textainer
                  Equipment  Management  Limited  (TEM),  an  Associate  General
                  Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 1999 had a total of 164 employees.

(d)      Financial Information  about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 14%, 20% and 12% of the Registrant's rental revenue during the years ended December 31, 1999, 1998 and 1997, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways.
         Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2.  PROPERTIES

As of December 31, 1999, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                           9,921
         40-foot standard dry freight containers                          10,062
         40-foot high cube dry freight containers                          3,827
                                                                         -------
                                                                          23,810
                                                                          ======
During December 1999, approximately 82% of these containers were on lease to international shipping companies, and the balance were being stored at a large number of storage depots located worldwide.

For information about the Registrant's property, see "Business of the Partnership" and "Risk Factors" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" regarding possible future write-downs of some of the Registrant's property.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2000, there were 4,796 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 701:         Inapplicable.

ITEM 6.      SELECTED FINANCIAL DATA

                                                           (Amounts in thousands except for per unit amounts)

                                                                       Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                      1999          1998          1997           1996           1995
                                                      ----          ----          ----           ----           ----

Rental income...........................          $ 12,031      $ 14,265      $ 14,012       $ 13,588       $ 10,467

Net earnings............................          $  1,171      $  3,697      $  3,961       $  3,834       $  3,116

Net earnings per unit of
  limited partner interest..............          $   0.25      $   0.81      $   0.86       $   0.91       $   1.71

Distributions per unit of
  limited partner interest..............          $   1.45      $   1.72      $   1.87       $   1.99       $   1.97

Distributions per unit of limited
   partnership interest representing
   a return of capital..................          $   1.20      $   0.91      $   1.01       $   1.08       $   0.26

Total assets............................          $ 60,224      $ 65,390      $ 69,623       $ 73,927       $ 70,558

Outstanding balance on revolving
   credit line..........................          $      -      $      -      $      -       $      -       $ 10,000

Intercompany borrowings for
   container purchases..................          $      -      $      -      $    318       $      -       $      -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information that will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1999, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and on April 29, 1996 the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1999, the Partnership did not redeem any units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the year ended December 31, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through November 1999, in the amount of $6,459. On a cash basis, $6,228 of these distributions were from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a GAAP basis, $5,350 of these distributions was a return of capital and the balance was from net earnings.

At December 31, 1999, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 1999 and 1998 was $6,228 and $8,999, respectively. The decrease of $2,771, or 31%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and the fluctuation in accounts receivable, offset by the fluctuation in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The increase in accounts receivable of $94 for the year ended December 31, 1999 was primarily due to the increase in the average collection period of accounts receivable, offset by the decrease in rental income. The decrease in accounts receivable of $579 for the comparable period in 1998 was primarily due to the decrease in the average collection period of accounts receivable. The fluctuations in due from affiliate, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the year ended December 31, 1999, net cash provided by investing activities (the purchase and sale of containers) was $708, compared to net cash used in investing activities of $18 for the comparable period ended 1998. The fluctuation of $726 was due to the increase in proceeds from container sales and the decrease in container purchases. Proceeds from container sales increased primarily due to the Partnership selling more damaged containers located in low demand locations during the year ended December 31, 1999 than the same period in 1998, as discussed below in "Results of Operations", offset by the lower average sales prices received on container sales in 1999. The sales prices received on these container sales decreased as a result of current market conditions, which have adversely affected the value of used containers. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Until conditions improve in these low demand locations, the Partnership plans to continue to sell damaged containers there and may sell other containers as well. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations, after distributions and redemptions, and all or a significant amount of the proceeds from container sales in additional containers. However, during the year ended December 31, 1999, the Partnership did not reinvest any cash from operations in new containers, after making distributions, due to the effect of market conditions on the Partnership's financial results. Market conditions have had and are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers, after making distributions, which has resulted in lower than anticipated reinvestment in containers. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. The rate of reinvestment is also affected by distributions and redemptions, which are determined by the General Partners in accordance with the Partnership Aggreement. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 1999, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                    1999        1998        1997
                                                    ----        ----        ----

     Beginning container fleet...............     24,165      24,288      23,952
     Ending container fleet..................     23,810      24,165      24,288
     Average container fleet.................     23,988      24,227      24,120

The decline in the average container fleet of 1% from the year ended December 31, 1998 to the comparable period in 1999 was due to the Partnership having sold more containers than it purchased since December 31, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 76%, 83% and 84% during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1999, 1998 and 1997.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $1,252 and $3,690, respectively, on rental income of $12,031 and $14,265, respectively. The decrease in rental income of $2,234, or 16%, from the year ended December 31, 1998 to the comparable period in 1999 was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from containers rentals, the major component of total revenue, decreased $1,998, or 16%, primarily due to the decreases in the average on-hire utilization of 8% and average rental rates of 5%.

The Partnership's income from operations for the years ended December 31, 1998 and 1997 was $3,690 and $3,853, respectively, on rental income of $14,265 and $14,012, respectively. The increase in rental income of $253, or 2%, from the year ended December 31, 1997 to the comparable period in 1998 was attributable to an increase in other rental income, offset by a decrease in income from container rentals. Income from containers rentals, decreased $282, or 2%, primarily due to the decreases in the average rental rates of 4% and average on-hire utilization of 1%.

Since 1996, the container leasing industry has been adversely affected by lower demand for leased containers, increased competition and a trade imbalance, which have resulted in declining utilization and rental rates and increased costs.

Demand for leased containers decreased due to changes in the business of shipping line customers as a result of (i) over-capacity resulting from the additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines purchasing containers to take advantage of low prices and favorable interest rates.

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

The weakening of many Asian currencies in 1998 resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance created a weak demand for containers in North America and Europe and a strong demand for containers in Asia, which resulted in a decline in leasing incentives in Asia, but contributed to a further decline in average utilization and rental rates for the fleet managed by TEM. This imbalance has also resulted in an unusually high build-up of containers in lower demand locations. To alleviate the container build-up, the Partnership has repositioned newer containers to higher demand locations. However, as a result of this effort, the Partnership has incurred increased direct container expenses during 1998 and 1999. The Partnership has sold some containers located in lower demand locations, but primarily only those containers that were damaged.

Current market conditions have also caused a decline in the economic value of used containers, and the average sales price on container sales received by the Partnership decreased. The decline in economic value of certain containers owned by other owners resulted in write-downs and losses being recorded on certain older containers. These containers, managed by TEM and located in lower demand locations, were identified as being for sale as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers, primarily due to their shorter remaining marine life, the cost to reposition containers and shipping lines' preference for leasing newer containers. There have been no such losses or write downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

Although average utilization during the year ended December 31, 1999 was lower than the comparable period in 1998 for the reasons discussed above, utilization has been steadily improving during the second half of 1999 and has remained stable into the beginning of 2000. This improvement in utilization was due to slight improvements in demand for leased containers and the trade imbalance primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Although the General Partners do not foresee material changes in existing market conditions for the near term, they are cautiously optimistic that the current level of utilization might be maintained during 2000. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in lower demand locations less credits granted to lessees for leasing containers from lower demand locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 1999, the total of these other rental income items was $1,438, a decrease of $236 from the equivalent period in 1998. Other income decreased primarily due to the decrease in location income of $260. Location income decreased due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits granted to lessees for picking up containers from certain locations. These decreases and increases were in the lessees' favor and were driven by the market conditions discussed above.

For the year ended December 31, 1998, the total of these other rental income items was $1,674, an increase of $535 from the equivalent period in 1997. Other income increased primarily due to an increase in location income of $728, offset by a decrease in handling income of $168. Location income increased due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased primarily due to decreases in container movement and the average handling price charged per container.

Direct container expenses increased $436, or 12%, from the year ended December 31, 1998 to the equivalent period in 1999. The increase was primarily due to increases in storage and DPP expense of $379 and $251, offset by a decrease in repositioning expense of $106. Storage expense increased primarily due to the decline in utilization. DPP expense increased due to an increase in the average repair cost per DPP container and an increase in the number of containers covered under DPP. The decrease in repositioning expense was due to a lower average repositioning cost per container, offset by an increase in the number of containers repositioned.

Direct container expenses increased $652, or 23%, from the year ended December 31, 1997 to the equivalent period in 1998. The increase was primarily due to an increase in repositioning expense of $770, offset by a decrease in handling expense of $112. Repositioning expense increased primarily due to an increase in the number of containers transported from low demand locations to higher demand locations at a higher average cost per container. Handling expense decreased due to decreases in container movement and the average handling cost per container during the year ended December 31, 1998 compared to the year ended December 31, 1997.

Bad debt expense was $164, $5 and $116 for the years ended December 31, 1999, 1998 and 1997, respectively. The resolution of payment issues with one lessee during 1998 and lower 1998 reserve requirements were primarily responsible for the lower expense recorded in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation  and  amortization  expense was  comparable at $4,728,   $4,837 and
$4,825 for the years ended December 31, 1999, 1998 and 1997, respectively.

New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the years ended December 31, 1999, 1998 and 1997. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $206, or 16%, from the year ended December 31, 1998 to the same period in 1999 due to decreases in equipment management and incentive management fees. Equipment management fees, which are based on rental income, decreased due to the decrease in rental income and were approximately 7% of rental income for the years ended December 31, 1999 and 1998. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased due to the decrease in the limited partner distribution percentage from 8% to 7% of partners' capital in March 1999 and from 9% to 8% of partners' capital in July 1998.

Management fees to affiliates decreased $13, or 1%, from the year ended December 31, 1997 to the equivalent period in 1998, due to a decrease in incentive management fees, offset by the increase in equipment management fees. Incentive management fees decreased due to the decrease in the limited partner distribution percentage from 9% to 8% of partners' capital in July 1998. Equipment management fees increased due to the increase in rental income and were 7% of rental income for both periods.

General and administrative costs to affiliates decreased $145, or 19% from the year ended December 31, 1998 to the comparable period in 1999. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM. General and administrative costs to affiliates decreased $87, or 10% from the year ended December 31, 1997 to the equivalent period in 1998, due to decreases in the allocation of overhead costs from TEM and TCC.

Other income decreased $88 from income of $7 for the year ended December 31, 1998 to an expense of $81 for the comparable period in 1999. The decrease was due to the increase in loss on sale of containers of $115, partially offset by an increase in interest income, net of $27. The increase in loss on sale of containers in 1999 was primarily due to the Partnership having sold more damaged containers in lower demand locations and at lower average sales prices than in the comparable period in 1998.

Other income decreased $101 from the year ended December 31, 1997 to the year ended December 31, 1998. The decrease was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $74 for the year ended December 31, 1997 to a loss of $37 for the year ended December 31, 1998. The loss on sale of containers was primarily due to the Partnership beginning to sell certain damaged containers in low demand locations as a result of market conditions.

Net earnings per limited partnership unit decreased from $0.81 to $0.25, and from $0.86 to $0.81 from the years ended December 31, 1998 to 1999 and from December 31, 1997 to 1998, respectively. These decreases reflect the decreases in net earnings allocated to limited partners from $3,620 to $1,109 from the year ended December 31, 1998 to 1999 and from $3,828 to $3,620 from December 31, 1997 to 1998. The allocation of net earnings for the years ended December 31, 1999, 1998 and 1997 included a special allocation of gross income of $51, $39 and $93, respectively, to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1999, which would result in such a risk materializing.

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

Effect of Date Crossing to Year 2000

There has been no material effect on the Partnership's financial condition and results of operations as a result of problems arising from computer systems' abilities to process dates beyond January 1, 2000. The General Partners do not currently expect any such problems to arise within their own computer systems. The likelihood that a failure in a third party's system would occur and have a significant adverse effect on the Partnership's operations seems increasingly remote, but no assurance can be given that, due to unforeseen circumstances, such an event could not occur. Therefore, the Partnership's contingency plan remains in place; that is, the General Partners continue to remain capable of switching temporarily to manual operations in the event of a computer system's failure. There can be no assurance, however, that switching to manual operations would prevent all adverse effects of any future year 2000 problem.

Forward Looking Statements

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefor, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 13 to 24.

                   Independent Auditors' Report



The Partners
Textainer Equipment Income Fund V, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund V, L.P. (a California limited partnership) as of December 31, 1999 and 1998, the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund V, L.P. as of December 31, 1999 and 1998, and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                KPMG LLP



San Francisco, California
February 18, 2000



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 1999 and 1998
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                                1999                    1998
                                                                          ----------------        ---------------

Assets
Container rental equipment, net of accumulated
   depreciation of $22,819 (1998:  $18,459)                                $       55,441          $      61,107
Cash                                                                                1,405                  1,009
Accounts receivable, net of allowance
   for doubtful accounts of $481 (1998:  $353)                                      2,800                  2,675
Due from affiliates, net (note 2)                                                     565                    545
Organization costs, net of accumulated
   amortization of $227 in 1998 (note 1(i))                                             -                     35
Prepaid expenses                                                                       13                     19
                                                                            --------------          -------------

                                                                           $       60,224          $      65,390
                                                                            ==============          =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $          319          $         399
   Accrued liabilities                                                                218                    109
   Accrued recovery costs (note 1(k))                                                 172                    132
   Accrued damage protection plan costs (note 1(l))                                   531                    397
   Deferred quarterly distributions (note 1(g))                                        81                     94
                                                                            --------------          -------------
         Total liabilities                                                          1,321                  1,131
                                                                            --------------          -------------
Partners' capital:
   General partners                                                                    38                     44
   Limited partners                                                                58,865                 64,215
                                                                            --------------          -------------
         Total partners' capital                                                   58,903                 64,259
                                                                            --------------          -------------
                                                                           $       60,224          $      65,390
                                                                            ==============          =============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended  December 31, 1999,  1998 and 1997
(Amounts in thousands  except for unit and per unit amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                      1999                1998                1997
                                                                ----------------    ----------------    ----------------
Rental income                                                   $        12,031     $        14,265     $        14,012
                                                                ----------------    ----------------    ----------------

Costs and expenses:
   Direct container expenses                                              3,926               3,490               2,838
   Bad debt expense                                                         164                   5                 116
   Depreciation and amortization                                          4,728               4,837               4,825
   Professional fees                                                         76                  42                  38
   Management fees to affiliates (note 2)                                 1,109               1,315               1,328
   General and administrative costs to affiliates (note 2)                  628                 773                 860
   Other general and administrative costs                                   148                 113                 154
                                                                ----------------    ----------------    ----------------

                                                                         10,779              10,575              10,159
                                                                ----------------    ----------------    ----------------

       Income from operations                                             1,252               3,690               3,853
                                                                ----------------    ----------------    ----------------
Other (expense) income:
   Interest income, net                                                      71                  44                  34
   (Loss) gain on sale of containers                                       (152)                (37)                 74
                                                                ----------------    ----------------    ----------------

                                                                            (81)                  7                 108
                                                                ----------------    ----------------    ----------------

       Net earnings                                             $         1,171     $         3,697     $         3,961
                                                                ================    ================    ================
Allocation of net earnings (note 1(g)):
   General partners                                             $            62     $            77     $           133
   Limited partners                                                       1,109               3,620               3,828
                                                                ----------------    ----------------    ----------------

                                                                $         1,171     $         3,697     $         3,961
                                                                ================    ================    ================

Limited partners' per unit share of net earnings                $          0.25     $          0.81     $          0.86
                                                                ================    ================    ================

Limited partners' per unit share of distributions               $          1.45     $          1.72     $          1.87
                                                                ================    ================    ================
Weighted average number of limited
       partnership units outstanding (note 1(m))                      4,454,893           4,454,893           4,454,893
                                                                ================    ================    ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                Partners' Capital
                                                             ----------------------------------------------------------
                                                                 General              Limited               Total
                                                             ----------------    -----------------      ---------------

Balances at December 31, 1996                                $             2     $         72,730      $        72,732

Distributions                                                            (87)              (8,316)              (8,403)

Net earnings                                                             133                3,828                3,961
                                                             ----------------    -----------------      ---------------

Balances at December 31, 1997                                             48               68,242               68,290
                                                             ---------------     -----------------      ---------------

Distributions                                                            (81)              (7,647)              (7,728)

Net earnings                                                              77                3,620                3,697
                                                             ---------------     -----------------      ---------------

Balances at December 31, 1998                                             44               64,215               64,259
                                                             ---------------     -----------------      ---------------

Distributions                                                            (68)              (6,459)              (6,527)

Net earnings                                                              62                1,109                1,171
                                                             ---------------     -----------------      ---------------

Balances at December 31, 1999                                $            38     $         58,865      $        58,903
                                                             ================    =================      ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                 1999             1998              1997
                                                                            -------------    -------------     -------------

Cash flows from operating activities:
   Net earnings                                                              $      1,171     $     3,697      $      3,961
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation                                                               4,728           4,785             4,772
         Increase (decrease) in allowance for doubtful accounts                       128             (34)              118
         Amortization of organization costs                                             -              52                53
         Write-off of organization costs                                               35               -                 -
         Loss (gain) on sale of containers                                            152              37               (74)
         (Increase) decrease in assets:
             Accounts receivable                                                      (94)            579              (509)
             Due from affiliates, net                                                (101)           (470)              (90)
             Prepaid expenses                                                           6             109               (98)
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                  29             144                31
             Accrued recovery costs                                                    40              43                35
             Accrued damage protection plan costs                                     134              57               (21)
                                                                            -------------    -------------     -------------
             Net cash provided by operating activities                              6,228           8,999             8,178
                                                                            -------------    -------------     -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                   720             379               459
   Container purchases                                                                (12)           (397)           (1,365)
                                                                            -------------    -------------     -------------
             Net cash provided by (used in) investing activities                      708             (18)             (906)
                                                                            -------------    -------------     -------------

Cash flows from financing activities:
   Distributions to partners                                                       (6,540)         (7,762)           (8,425)
   (Repayment of) borrowings from affiliates                                            -            (318)              318
                                                                            -------------    -------------     -------------
             Net cash used in financing activities                                 (6,540)         (8,080)           (8,107)
                                                                            -------------    -------------     -------------


Net increase (decrease) in cash                                                       396             901              (835)

Cash at beginning of period                                                         1,009             108               943
                                                                            -------------    -------------     -------------


Cash at end of period                                                        $      1,405     $     1,009      $        108
                                                                            =============    =============     =============


Interest paid during the period                                              $          -     $        10      $          -
                                                                            =============    =============     =============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(A California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 1999, 1998 and 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 1999, 1998, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                     1999          1998           1997           1996
                                                                     ----          ----           ----           ----
Container purchases included in:
   Due to affiliates.....................................          $    -       $     -        $    39         $    4
   Container purchases payable...........................               -             -              -            169

Distributions to partners included in:
   Due to affiliates.....................................               6             6             20             32
   Deferred quarterly distributions......................              81            94            114            124

Proceeds from sale of containers included in:
   Due from affiliates...................................              86           167             51             58

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown on the Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                                                                                 1999            1998           1997
                                                                                 ----            ----           ----

Container purchases recorded.........................................        $     12        $    358        $ 1,231
Container purchases paid.............................................              12             397          1,365

Distributions to partners declared...................................           6,527           7,728          8,403
Distributions to partners paid.......................................           6,540           7,762          8,425

Proceeds from sale of containers recorded............................             639             495            452
Proceeds from sale of containers received............................             720             379            459

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the year ended December 31, 1999 was $159. The Partnership did not enter into direct finance leases in the years ended December 31, 1998 and 1997.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended  December 31, 1999,  1998 and 1997
(Amounts in thousands  except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are classified as operating leases or direct finance leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

      (c)  Use of Estimates

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d) Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1999 and 1998, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121), the Partnership periodically compares the carrying value of its containers to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for disposal are recorded at the lower of carrying amount or fair value less cost to sell.

      New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership has evaluated the recoverability of the recorded amount of container rental equipment and determined that a reduction to the carrying value of the containers was not required during the years ended December 31, 1999, 1998 and 1997. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

      (f)  Nature of Income from Operations

      Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the containers or the domicile of the lessees.

      No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 1999, 1998 and 1997.

      (g)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $81 and $94 at December 31, 1999 and 1998, respectively.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Organization Costs

      Organization costs which resulted from the formation of the Partnership were capitalized and amortized on a straight-line basis over five years. During 1999, the Partnership adopted Statement of Position (SOP) 98-5 "Reporting on Costs of Start-up Activities", which prescribes that organization costs be expensed. In accordance with SOP 98-5, the Partnership wrote-off $35 of unamortized organization costs during the year ended December 31, 1999.

      (j)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TEM beginning in November 1998 and TAS through October 1998. These fees are capitalized as part of the cost of the containers.

      (k)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 1999 and 1998, the amounts accrued were $172 and $132, respectively.

      (l)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 1999 and 1998 was $531 and $397, respectively.

      (m)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding which was 4,454,893 during each of the years ended December 31, 1999, 1998 and 1997.

      (n)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1999 financial statement presentation.

Note 2.  Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $17 and $68 of equipment acquisition fees as part of container rental equipment costs during the years ended December 31, 1998 and 1997, respectively. The Partnership did not capitalize any equipment acquisition fees during 1999. The Partnership incurred $269, $319, and $347 of incentive management fees during each of the three years ended December 31, 1999, 1998 and 1997, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 1999 and 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 1999, 1998 and 1997, equipment management fees totaled $840, $996, and $981, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TCC. Total general and administrative costs allocated to the Partnership were as follows:

                                                  1999         1998         1997
                                                  ----         ----         ----

            Salaries                              $349         $419         $468
            Other                                  279          354          392
                                                   ---          ---          ---
            Total general and
                 administrative costs             $628         $773         $860
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

                                                  1999         1998         1997
                                                  ----         ----         ----

            TEM                                   $561         $700         $761
            TCC                                     67           73           99
                                                   ---          ---          ---
            Total general and
                 administrative costs             $628         $773         $860
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

      At December 31, 1999 and 1998, due from affiliates, net, is comprised of:

                                                             1999           1998
                                                             ----           ----
      Due from affiliates:
       Due from TEM...........................               $581           $558
                                                              ---            ---

      Due to affiliates:
       Due to TL..............................                  4              5
       Due to TCC.............................                 12              8
                                                              ---            ---
                                                               16             13
                                                              ---            ---

      Due from affiliates, net                               $565           $545
                                                              ===            ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $7 and $3 of interest expense on amounts due to the General Partners for the years ended December 31, 1998 and 1997, respectively. The Partnership did not incur any interest expense during the year ended December 31, 1999.

Note 3.   Rentals under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1999. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

      Year ending December 31,

      2000..........................................                      $1,330
      2001..........................................                         313
      2002..........................................                         246
      2003..........................................                          21
      2004..........................................                           2
                                                                           -----

      Total minimum future rentals receivable.......                      $1,912
                                                                           =====

Note 4.   Income Taxes

      During 1999, 1998 and 1997, there were temporary differences of $37,311, $30,110, and $21,904, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                               1999          1998          1997
                                                                               ----          ----          ----

      Net income per financial statements.........................          $ 1,171      $  3,697       $ 3,961

      Increase (decrease) in provision for bad debt...............              128           (34)          118
      Depreciation for federal income tax purposes in excess
        of depreciation for financial statement purposes..........           (8,125)       (8,494)       (8,480)
      Gain on sale of fixed assets for federal income tax
        purposes in excess of gain/loss recognized for
        financial statement purposes..............................              662           265           104
      Increase (decrease) in damage protection plan reserve.......              134            57           (21)
                                                                             ------        ------          -----

      Net loss for federal income tax purposes....................          $(6,030)     $ (4,509)      $(4,318)
                                                                             ======        ======          =====

ITEM 9.   CHANGES  IN  AND   DISAGREEMENTS WITH   ACCOUNTANTS ON  ACCOUNTING AND
          FINANCIAL DISCLOSURE.

There have been none.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three general partners are TCC, TEM and TL. TCC is the Managing General Partner of the Partnership and TEM and TL are Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners. TCC, TEM and TL are wholly-owned or substantially-owned subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited (TAS) was an affiliate of the General Partners and performed services related to the acquisition of equipment outside the United States on behalf of the Partnership. Effective November 1998, these services are performed by TEM.

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1999, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                              Age    Position

Neil I. Jowell                     66    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  55    President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                   60    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      61    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   78    Director of TGH and TL
Philip K. Brewer                   43    Senior Vice President - Asset Management Group
Robert D. Pedersen                 41    Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                  44    Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TCC and TFS
Wolfgang Geyer                     46    Regional Vice President - Europe
Mak Wing Sing                      42    Regional Vice President - South Asia
Masanori Sagara                    44    Regional Vice President - North Asia
John. A. Lore                      46    Regional Vice President - Americas
Stefan Mackula                     47    Vice President -  Equipment Resale
Anthony C. Sowry                   47    Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                  47    Vice President - Risk Management
Janet S. Ruggero                   51    Vice President - Administration and Marketing Services
Jens W. Palludan                   49    Regional Vice President - Logistics Division
Isam K. Kabbani                    65    Director of TGH and TL
James A. C. Owens                  60    Director of TGH and TL
S. Arthur Morris                   66    Director of TGH, TEM and TL
Dudley R. Cottingham               48    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                     32    Controller of TCC and TFS

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and Bachelor of Commerce and L.L.B. degrees from the University of Cape Town.

          John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of TCC and TFS. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          James E. Hoelter is a director of TGH, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and currently serves as a consultant to Trencor (1999 to present). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

          Philip K. Brewer was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

          Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe, responsible for coordinating all leasing activities in this area of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

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

          John A. Lore is based in Hackensack, New Jersey and is the Regional Vice President - Americas, responsible for container leasing activities in North/South America, Australia/New Zealand, Africa, the Middle East and Persian Gulf. Prior to joining Textainer in 1999, Mr. Lore was the America's Vice President for Xtra International Limited from 1996 to 1999 and Area Director from 1990 to 1996. He has held various positions within the container leasing industry since 1978. Mr. Lore holds a B.B.A. in Marketing Management from Baruch College and an M.B.A. in Executive Management from St. John's University.

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

          Anthony C. Sowry is Vice President - Corporate Operations and Acquisitions. He is also a member of the Equipment Investment Committee and the Credit Committee (see "Committees", below). Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under Textainer's management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with Textainer in 1982, when he served as Fleet Quality Control Manager for Textainer Inc. until 1988. From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Logistics Division, responsible for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

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

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL and TGH in 1993, and TEM in 1994.

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

         Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a general securities license and a financial and operations principal securities license.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard
G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.

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

(b)      Security Ownership of Management

         As of January 1, 2000:

                                                         Number
         Name of Beneficial Owner                       Of Units     % All Units
                                                        --------       ---------
         Ernest J. Furtado......................            600          0.0135%
         James E. Hoelter.......................          1,370          0.0308%
                                                          -----          -------

         Officers and Management as a Group.....          1,970          0.0443%
                                                          =====          =======

(c)      Changes in control.

         Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                           (Amounts in thousands)

(a)      Transactions with Management and Others.

         At December 31, 1999 and 1998, due from affiliates, net, is comprised of:

                                                           1999             1998
                                                           ----             ----
         Due from affiliates:
          Due from TEM................................     $581             $558
                                                            ---              ---

         Due to affiliates:
          Due to TL...................................        4                5
          Due to TCC..................................       12                8
                                                            ---              ---
                                                             16               13
                                                            ---              ---

         Due from affiliates, net                          $565             $545
                                                            ===              ===

         These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees and in the accrual and remittance of net rental revenues from TEM.

         It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred $7 and $3 of interest expense on amounts due to the General Partners for the years ended December 31, 1998 and 1997, respectively. The Partnership did not incur interest expense during the year ended December 31, 1999.


         In addition, the Registrant paid or will pay the following amounts to the General Partners or TAS:

         Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                        1999              1998              1997
                                        ----              ----              ----

         TAS....................        $  -             $   1              $ 68
         TEM....................           -                16                 -
                                         ---              ----               ---

         Total..................        $  -             $  17              $ 68
                                         ===              ====               ===

         Management fees in connection with the operations of the Registrant:

                                        1999              1998              1997
                                        ----              ----              ----

         TEM....................      $1,109            $1,315            $1,328
                                       =====             =====             =====

         Reimbursement  for  administrative   costs   in  connection  with   the
         operations of the Registrant:

                                        1999              1998              1997
                                        ----              ----              ----

         TEM....................       $ 561             $ 700             $ 761
         TCC....................          67                73                99
                                         ---               ---               ---

         Total..................       $ 628             $ 773             $ 860
                                         ===               ===               ===

(b)      Certain Business Relationships.

         Inapplicable.

(c)      Indebtedness of Management

         Inapplicable.

(d)      Transactions with Promoters

         Inapplicable.

See the "Management" and "Compensation of the General Partners and Affiliates" sections of the Registrant's Prospectus, as supplemented, and the Notes to the Financial Statements in Item 8.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited financial statements of the Registrant for the year ended December 31, 1999 are contained in Item 8 of this Report.

         2.       Financial Statement Schedules.

                  (i)      Independent    Auditors'   Report  on   Supplementary
                           Schedule.

                  (ii)     Schedule II - Valuation and Qualifying Accounts.

         3.       Exhibits Incorporated by reference.

                  (i) The Registrant's Prospectus as contained in Pre-Effective Amendment No. 3 to the Registrant's Registration Statement (No. 33-71944), as filed with the Commission on April 8, 1994, as supplemented by Post Effective Amendment No. 2 as filed under Section 8(c) of the Securities Exchange Act of 1993 on May 5, 1996 and Supplement No. 5 as filed under Rule 424(b) of the Securities Exchange Act of 1933 on March 18, 1996.

                  (ii) The Registrant's limited partnership agreement, Exhibit A to the Prospectus.

(b) During the year ended 1999, no reports on Form 8-K have been filed by the Registrant.

                Independent Auditors' Report on Supplementary Schedule



The Partners
Textainer Equipment Income Fund V, L.P.:

Under the date of February 18, 2000, we reported on the balance sheets of Textainer Equipment Income Fund V, L.P. (the Partnership) as of December 31, 1999 and 1998, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                            KPMG LLP



San Francisco, California
February 18, 2000


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(A California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------

                                                           Charged                                     Balance
                                           Balance at      to Costs      Charged                       at End
                                           Beginning         and         to Other                        of
                                           of Period       Expenses      Accounts      Deduction       Period
                                           ---------       --------     ---------      ---------       ------

For the year ended December 31, 1999:

Allowance for
  doubtful accounts                           $  353          $  164        $    -       $   (36)        $  481
                                                ----            ----         -----         ------          ----

Recovery cost reserve                         $  132          $  119        $    -       $   (79)        $  172
                                                ----            ----         -----         ------          ----

Damage protection
  plan reserve                                $  397          $  581        $    -       $  (447)        $  531
                                                ----            ----         -----         ------          ----


For the year ended December 31, 1998:

Allowance for
  doubtful accounts                           $  387          $    5        $    -       $   (39)        $  353
                                                ----            ----         -----         ------          ----

Recovery cost reserve                         $   89          $  178        $    -       $  (135)        $  132
                                                ----            ----         -----         ------          ----

Damage protection
  plan reserve                                $  340          $  331        $    -       $  (274)        $  397
                                                ----            ----         -----         ------          ----


For the year ended December 31, 1997:

Allowance for
  doubtful accounts                           $  269          $  116        $    2       $      -        $  387
                                                ----            ----         -----         ------          ----

Recovery cost reserve                         $   54          $  182        $    -       $  (147)        $   89
                                                ----            ----         -----         ------          ----

Damage protection
  plan reserve                                $  361          $  248        $    -       $  (269)        $  340
                                                ----            ----         -----         ------          ----


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

                          TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                          A California Limited Partnership

                          By Textainer Capital Corporation
                          The Managing General Partner

                          By_______________________
                          Ernest J. Furtado
                          Senior Vice President


Date:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date



___________________________                        Senior Vice President, CFO                   March 28, 2000
Ernest J. Furtado                                  (Principal Financial and
                                                   Accounting Officer),
                                                   Secretary and Director

___________________________                        President (Principal Executive               March 28, 2000
John A. Maccarone                                  Officer), and Director



___________________________                        Chairman of the Board and Director           March 28, 2000

Neil I. Jowell


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

                          TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                          A California Limited Partnership


                          By Textainer Capital Corporation
                          The Managing General Partner

                          By /s/Ernest J. Furtado
                             _______________________________
                             Ernest J. Furtado
                             Senior Vice President

Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date



/s/Ernest J. Furtado
_____________________________                      Senior Vice President, CFO                   March 28, 2000
 Ernest J. Furtado                                 (Principal Financial and
                                                   Accounting Officer),
                                                   Secretary and Director

/s/John A. Maccarone
_____________________________                      President (Principal Executive               March 28, 2000
  John A. Maccarone                                (Officer), and Director

/s/Neil I. Jowell
_____________________________                      Chairman of the Board and Director           March 28, 2000
  Neil I. Jowell