Form 10-Q
period 2000-06-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2000-08-11
CIK 915194

TEXTAINER CAPITAL CORPORATION
              650 California Street, 16th Floor
                    San Francisco, CA 94108


August 11, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2000.

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


            For the quarterly period ended June 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (unaudited) and
          December 31, 1999.................................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   11




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                               2000                1999
                                                                          ---------------      -------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $24,983 (1999: $22,819) (note 4)                      $        53,523      $      55,441
Cash                                                                               2,567              1,405
Accounts receivable, net of allowance
   for doubtful accounts of $332 (1999: $481)                                      3,036              2,800
Due from affiliates, net (note 2)                                                    366                565
Prepaid expenses                                                                       4                 13
                                                                          ---------------      -------------

                                                                         $        59,496      $      60,224
                                                                          ===============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           311      $         319
   Accrued liabilities                                                               267                218
   Accrued recovery costs                                                            186                172
   Accrued damage protection plan costs                                              610                531
   Container purchases payable                                                       609                  -
   Deferred quarterly distributions                                                   81                 81
                                                                          ---------------      -------------

         Total liabilities                                                         2,064              1,321
                                                                          ---------------      -------------

Partners' capital:
   General partners                                                                   36                 38
   Limited partners                                                               57,396             58,865
                                                                          ---------------      -------------

         Total partners' capital                                                  57,432             58,903
                                                                          ---------------      -------------


                                                                         $        59,496      $      60,224
                                                                          ===============      =============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                     Three months           Three months          Six months          Six months
                                                         Ended                  Ended                Ended               Ended
                                                     June 30, 2000          June 30, 1999        June 30, 2000       June 30, 1999
                                                    ----------------     -----------------     ----------------     ----------------


Rental income                                      $          3,199     $           2,871     $          6,342     $          5,792
                                                    ----------------     -----------------     ----------------     ----------------

Costs and expenses:
   Direct container expenses                                    731                 1,227                1,492                2,252
   Bad debt (benefit) expense                                  (155)                   (4)                (139)                  90
   Depreciation                                               1,170                 1,184                2,342                2,374
   Professional fees                                             24                    12                   44                   21
   Management fees to affiliates (note 2)                       289                   266                  575                  542
   General and administrative costs to
       affiliates (note 2)                                      158                   167                  312                  369
   Other general and administrative costs                        30                    56                   54                   95
                                                    ----------------     -----------------     ----------------     ----------------

                                                              2,247                 2,908                4,680                5,743
                                                    ----------------     -----------------     ----------------     ----------------

   Income (loss) from operations                                952                   (37)               1,662                   49
                                                    ----------------     -----------------     ----------------     ----------------

Other income (expense):
   Interest income                                               36                    18                   63                   34
   Loss on sale of containers                                   (22)                  (71)                 (45)                (135)
                                                    ----------------     -----------------     ----------------     ----------------

                                                                 14                   (53)                  18                 (101)
                                                    ----------------     -----------------     ----------------     ----------------

    Net earnings (loss)                            $            966     $             (90)    $          1,680     $            (52)
                                                    ================     =================     ================     ================

Allocation of net earnings (loss) (note 2):
   General partners                                $             17     $              14     $             31     $             32
   Limited partners                                             949                  (104)               1,649                  (84)
                                                    ----------------     -----------------     ----------------     ----------------

                                                   $            966     $             (90)    $          1,680     $            (52)
                                                    ================     =================     ================     ================
Limited partners' per unit share
   of net earnings (loss)                          $           0.21     $           (0.02)    $           0.37     $          (0.02)
                                                    ================     =================     ================     ================

Limited partners' per unit share
   of distributions                                $           0.35     $            0.35     $           0.70     $           0.75
                                                    ================     =================     ================     ================

Weighted average number of limited
   partnership units outstanding                          4,454,893             4,454,893            4,454,893            4,454,893
                                                    ================     =================     ================     ================



See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                                -----------------------------------------------------
                                                                  General              Limited               Total
                                                                ------------        ------------         ------------
Balances at January 1, 1999                                    $         44        $     64,215         $     64,259

Distributions                                                           (35)             (3,341)              (3,376)

Net loss                                                                 32                 (84)                 (52)
                                                                ------------        ------------         ------------

Balances at June 30, 1999                                      $         41        $     60,790         $     60,831
                                                                ============        ============         ============

Balances at January 1, 2000                                    $         38        $     58,865         $     58,903

Distributions                                                           (33)             (3,118)              (3,151)

Net earnings                                                             31               1,649                1,680
                                                                ------------        ------------         ------------

Balances at June 30, 2000                                      $         36        $     57,396         $     57,432
                                                                ============        ============         ============


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2000                 1999
                                                                                      ----------------     ---------------
Cash flows from operating activities:
   Net earnings (loss)                                                               $          1,680    $            (52)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
         Depreciation                                                                           2,342               2,374
         (Decrease) increase in allowance for doubtful accounts                                  (149)                 68
         Write-off of organization costs                                                            -                  35
         Loss on sale of containers                                                                45                 135
         (Increase) decrease in assets:
             Accounts receivable                                                                   15                 121
             Due from affiliates, net                                                             247                 137
             Prepaid expenses                                                                       9                  13
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                              41                  62
             Accrued recovery costs                                                                14                  23
             Damage protection plan costs                                                          79                  80
                                                                                      ----------------     ---------------
             Net cash provided by operating activities                                          4,323               2,996
                                                                                      ----------------     ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                               205                 398
   Container purchases                                                                           (215)                (11)
                                                                                      ----------------     ---------------
             Net cash (used in) provided by investing activities                                  (10)                387
                                                                                      ----------------     ---------------

Cash flows from financing activities:
   Distributions to partners                                                                   (3,151)             (3,389)
                                                                                      ----------------     ---------------
              Net cash used in financing activities                                            (3,151)             (3,389)
                                                                                      ----------------     ---------------

Net increase (decrease) in cash                                                                 1,162                  (6)

Cash at beginning of period                                                                     1,405               1,009
                                                                                      ----------------     ---------------

Cash at end of period                                                                $          2,567     $         1,003
                                                                                      ================     ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of June 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

                                                               June 30       Dec. 31         June 30        Dec. 31
                                                                2000           1999            1999           1998
                                                             -----------    -----------     -----------    -----------

Container purchases included in:
     Container purchases payable....................            $609          $   -            $  -          $   -

Distributions to partners included in:
     Due to affiliates..............................               6              6               6              6
     Deferred quarterly distributions...............              81             81              81             94

Proceeds from sale of containers included in:
     Due from affiliates............................             134             86             120            167

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

                                                                                               2000           1999
                                                                                              -----          -----

Container purchases recorded......................................................           $  824          $  11
Container purchases paid..........................................................              215             11

Distributions to partners declared................................................            3,151          3,376
Distributions to partners paid....................................................            3,151          3,389

Proceeds from sale of containers recorded.........................................              253            351
Proceeds from sale of containers received.........................................              205            398

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred  during the six-month period ended
June 30, 2000 was $102. There were no direct finance leases entered into during the six-month period ended June 30, 1999.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital, and cash flows for the six-month periods ended June 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $39 of container acquisition fees as a component of container costs during the six-month period ended June 30, 2000. No acquisition fees were incurred during the six-month period ended June 30, 1999. The Partnership incurred $66 and $131 of incentive management fees during the three and six-month periods ended June 30, 2000, respectively, and $66 and $138, respectively, for the comparable periods in 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $223 and $444 for the three and six-month periods ended June 30, 2000, respectively, and $200 and $404, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2000 and 1999 were as follows:

                                              Three months          Six months
                                             ended June 30,       ended June 30,
                                             --------------       --------------
                                             2000      1999       2000      1999
                                             ----      ----       ----      ----

      Salaries                               $ 81      $ 90       $164      $197
      Other                                    77        77        148       172
                                              ---       ---        ---       ---
       Total general and
          administrative costs               $158      $167       $312      $369
                                              ===       ===        ===       ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2000 and 1999:
                                             Three months           Six months
                                            ended June 30,        ended June 30,
                                            --------------        --------------

                                            2000      1999        2000      1999
                                            ----      ----        ----      ----
      TEM                                   $135      $149        $268      $330
      TCC                                     23        18          44        39
                                             ---       ---         ---       ---
       Total general and
          administrative costs              $158      $167        $312      $369
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


      At June 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                           2000            1999
                                                           ----            ----
      Due from affiliates:
          Due from TEM...........................          $416            $581
                                                            ---             ---

      Due to affiliates:
          Due to TCC.............................            46              12
          Due to TL..............................             4               4
                                                            ---             ---
                                                             50              16
                                                            ---             ---

      Due from affiliates, net                             $366            $565
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at June 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.


      Year ending June 30:

      2001...............................................                  $648
      2002...............................................                   203
      2003...............................................                    79
      2004...............................................                     7
                                                                            ---

      Total future rentals receivable....................                  $937
                                                                            ===

    Note 4.   Container Rental Equipment

      New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the six-month periods ended June 30, 2000 and 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and on April 29, 1996 the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2000, the Partnership did not redeem any units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the six-month period ended June 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through May 2000, in the amount of $3,118. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $1,469 of these distributions was a return of capital and the balance was from net earnings.

At June 30, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ended June 30, 2000 and 1999 was $4,323 and $2,996, respectively. The increase of $1,327, or 44%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses and the increase in rental income. The reasons for these fluctuations are discussed in "Results of Operations".

For the six-month periods ended June 30, 2000 net cash used in investing activities (the purchase and sale of containers) was $10, compared to net cash provided by investing activities of $387, for the comparable period in 1999. The fluctuation of $397 was primarily due to the increase in container purchases and the decrease in proceeds from container sales. Container purchases increased primarily due to the increase in cash available for container purchases. The decrease in proceeds from container sales was primarily due to the Partnership selling fewer damaged containers located in low demand locations during the six-month period ended June 30, 2000 than the same period in 1999. The sales prices received on container sales decreased slightly as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell damaged containers there and may sell other containers as well. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest cash from operations available for reinvestment and all or a significant amount of the proceeds from container sales in additional containers. Although there has been some recent improvement in market conditions, overall existing market conditions have had and may continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2000             1999
                                                         ------           ------

          Beginning container fleet...............       23,810           24,165
          Ending container fleet..................       24,000           23,968
          Average container fleet.................       23,905           24,067


The decline in the average container fleet of 1% from the six-month period ended June 30, 1999 to the comparable period in 2000 was due to the Partnership having sold more containers than it purchased since June 30, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 82% and 74% during the six-month periods ended June 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2000 and 1999.

The Partnership's income from operations for the six-month periods ending June 30, 2000 and 1999 was $1,662 and $49, respectively, on rental income of $6,342 and $5,792, respectively. The increase in rental income of $550, or 9%, from the six-month period ended June 30, 1999 to the comparable period in 2000 was primarily attributable to the increase in container rental income. Income from container rentals, the major component of total revenue, increased $551, or 11%, primarily due to the increase in the average on-hire utilization of 11%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations, but primarily only those containers with significant damage. The average sales price for used containers has decreased, partly due to the trade imbalance and the accompanying build up of containers in low demand locations. Other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers, many of which were located in these low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first half of 2000.

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

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2000, the total of these other rental income items was $630, a decrease of $1 from the equivalent period in 1999. The decrease was primarily due to the decrease in location income of $56, offset by the increase in DPP income of $48. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased primarily due to an increase in the number of containers covered by DPP.

Direct container expenses decreased $760, or 34%, from the six-month period ending June 30, 1999 to the equivalent period in 2000, primarily due to the decreases in repositioning and storage expenses of $352 and $301, respectively. Repositioning expense decreased primarily due to the decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container.

Bad debt expense decreased from an expense of $90 for the six-month period ended June 30, 1999, to a benefit of $139 for the comparable period in 2000. The benefit recorded for the six-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at December 31, 1999.

Depreciation expense decreased $32, or 1%, from the six-month period ended June 30, 1999 to the comparable period in 2000 due to the decrease in fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the six-month periods ended June 30, 2000 and 1999. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates increased $33, or 6%, from the six-month period ended June 30, 1999 to the comparable period in 2000, due to the increase in equipment management fees, offset by the decrease in incentive management fees. Equipment management fees, which are based on gross revenue, increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and initial partners' capital decreased due to the decrease in the limited partner distribution percentage from 8% to 7% of partners' capital in March 1999.

General and administrative costs to affiliates decreased $57, or 15%, from the six-month period ended June 30, 1999 to the comparable period in 2000. The decrease was due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $119 from an expense of $101 for the six-month period ended June 30, 1999 to income of $18 for the comparable period in 2000. The increase was due to the decrease in loss on sale of containers of $90 and an increase in interest income of $29.

Net earnings per limited partnership unit increased from a loss of $0.02 for the six-month period ended June 30, 1999 to earnings of $0.37 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $84 to earnings of $1,649, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2000 and 1999.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2000 and 1999 was $952 and ($37), on rental income of $3,199 and $2,871, respectively. The increase in rental income of $328, or 11%, from the three-month period ended June 30, 1999 to the comparable period in 2000 was primarily attributable to the increase in container rental income. Income from container rentals increased $339, or 13%, primarily due to the increase in the average on-hire utilization of 11%, offset by the decline in average rental rates of 3%.

Other rental income was $295 for the three-month period ended June 30, 2000, a decrease of $11 from the equivalent period in 1999. The decrease was primarily due to the decrease in location income of $22, offset by the increase in DPP income of $13. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased primarily due to an increase in the number of containers covered by DPP.

Direct container expenses decreased $496, or 40%, from the three-month period ending June 30, 1999 to the equivalent period in 2000, primarily due to decreases in repositioning and storage expenses of $246 and $151, respectively. Repositioning expense decreased primarily due to the decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container.

Bad debt benefit increased $151 from the three-month period ended June 30, 1999 to the equivalent period in 2000 primarily due to a greater decrease to bad debt reserve during the three-month period ended June 30, 2000 than in the same period in 1999.

Depreciation expense decreased $14, or 1%, from the three-month period ended June 30, 1999 to the comparable period in 2000 due to the decrease in fleet size.

Management fees to affiliates increased $23, or 9%, from the three-month period ended June 30, 1999 to the comparable period in 2000, due to the increase in equipment management fees, which increased due to the increase in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $66 for both periods.

General and administrative costs to affiliates decreased $9, or 5%, from the three-month period ended June 30, 1999 to the comparable period in 2000. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $67 from an expense of $53 for the three-month period ended June 30, 1999 to income of $14 for the comparable period in 2000. The increase was primarily due to the decrease in loss on sale of containers of $49 and an increase in interest income of $18.

Net earnings per limited partnership unit increased from a loss of $0.02 for the three-month period ended June 30, 1999 to earnings of $0.21 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $104 to earnings of $949, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2000, which would result in such a risk materializing.

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


Date: August 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 11, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



________________________                 President (Principal Executive                 August 11, 2000
John A. Maccarone                        Officer)


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


                                TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                A California Limited Partnership

                                By Textainer Capital Corporation
                                The Managing General Partner



                                By /s/Ernest J. Furtado
                                   ___________________________________
                                   Ernest J. Furtado
                                   Senior Vice President


Date: August 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                             Date


/s/Ernest J. Furtado                                                                       August 11, 2000
____________________________             Senior Vice President,
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                                                                       August 11, 2000
____________________________             President (Principal Executive
John A. Maccarone                        Officer)
