Form 10-Q
period 2000-09-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2000-11-13
CIK 915194

TEXTAINER CAPITAL CORPORATION
                     650 California Street, 16th Floor
                          San Francisco, CA 94108


November 10, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2000.

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


                For the quarterly period ended September 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (unaudited) and
          December 31, 1999.......................................................................              3


          Statements of Earnings for the three and nine months
          ended September 30, 2000 and 1999 (unaudited)...........................................              4


          Statements of Partners' Capital for the nine months
          ended September 30, 2000 and 1999 (unaudited)...........................................              5


          Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (unaudited)...........................................              6


          Notes to Financial Statements (unaudited)...............................................              8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................................             11



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                                2000                1999
                                                                          ---------------      -------------
                                                                            (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $26,109 (1999:  $22,819) (note 4)                     $        53,491     $       55,441
Cash                                                                               2,030              1,405
Accounts receivable, net of allowance
   for doubtful accounts of $305 (1999:  $481)                                     2,628              2,800
Due from affiliates, net (note 2)                                                    405                565
Prepaid expenses                                                                       -                 13
                                                                          ---------------      -------------

                                                                         $        58,554     $       60,224
                                                                          ===============      =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $           337     $          319
   Accrued liabilities                                                               290                218
   Accrued recovery costs                                                            190                172
   Accrued damage protection plan costs                                              423                531
   Container purchases payable                                                       556                  -
   Deferred quarterly distributions                                                   81                 81
                                                                          ---------------      -------------

         Total liabilities                                                         1,877              1,321
                                                                          ---------------      -------------

Partners' capital:
   General partners                                                                   36                 38
   Limited partners                                                               56,641             58,865
                                                                          ---------------      -------------

         Total partners' capital                                                  56,677             58,903
                                                                          ---------------      -------------

                                                                         $        58,554     $       60,224
                                                                          ===============      =============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                          Three months        Three months        Nine months         Nine months
                                                              Ended               Ended              Ended               Ended
                                                         Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000      Sept. 30, 1999
                                                         --------------     ----------------    ---------------     ---------------


Rental income                                           $        3,079     $          3,037    $         9,421     $         8,829
                                                         --------------     ----------------    ---------------     ---------------

Costs and expenses:
   Direct container expenses                                       588                  898              2,079               3,150
   Bad debt expense (benefit)                                        8                   37               (131)                127
   Depreciation                                                  1,198                1,180              3,540               3,554
   Professional fees                                                19                   36                 63                  57
   Management fees to affiliates (note 2)                          279                  278                854                 820
   General and administrative costs to
       affiliates (note 2)                                         170                  128                482                 497
   Other general and administrative costs                           24                   29                 78                 124
                                                         --------------     ----------------    ---------------     ---------------

                                                                 2,286                2,586              6,965               8,329
                                                         --------------     ----------------    ---------------     ---------------

   Income from operations                                          793                  451              2,456                 500
                                                         --------------     ----------------    ---------------     ---------------

Other income (expense):
   Interest income                                                  38                   17                100                  51
   (Loss) gain on sale of containers                               (10)                   3                (55)               (132)
                                                         --------------     ----------------    ---------------     ---------------

                                                                    28                   20                 45                 (81)
                                                         --------------     ----------------    ---------------     ---------------

    Net earnings                                        $          821     $            471    $         2,501     $           419
                                                         ==============     ================    ===============     ===============

Allocation of net earnings (note 2):
   General partners                                     $           16     $             14    $            47     $            46
   Limited partners                                                805                  457              2,454                 373
                                                         --------------     ----------------    ---------------     ---------------

                                                        $          821     $            471    $         2,501     $           419
                                                         ==============     ================     ==============     ===============
Limited partners' per unit share
   of net earnings                                      $         0.18     $           0.10    $          0.55     $          0.08
                                                         ==============     ================    ===============     ===============

Limited partners' per unit share
   of distributions                                     $         0.35     $           0.35    $          1.05     $          1.10
                                                         ==============     ================    ===============     ===============

Weighted average number of limited
   partnership units outstanding                             4,454,893            4,454,893          4,454,893           4,454,893
                                                         ==============     ================    ===============     ===============



See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                                ---------------------------------------------------------
                                                                  General              Limited                 Total
                                                                ------------        --------------         --------------

Balances at January 1, 1999                                    $         44        $       64,215         $       64,259

Distributions                                                           (51)               (4,900)                (4,951)

Net earnings                                                             46                   373                    419
                                                                ------------        --------------         --------------

Balances at September 30, 1999                                 $         39        $       59,688         $       59,727
                                                                ============        ==============         ==============

Balances at January 1, 2000                                    $         38        $       58,865         $       58,903

Distributions                                                           (49)               (4,678)                (4,727)

Net earnings                                                             47                 2,454                  2,501
                                                                ------------        --------------         --------------

Balances at September 30, 2000                                 $         36        $       56,641         $       56,677
                                                                ============        ==============         ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2000                1999
                                                                                      ----------------    ----------------

Cash flows from operating activities:
   Net earnings                                                                      $         2,501     $            419
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                          3,540                3,554
         (Decrease) increase in allowance for doubtful accounts                                 (176)                 104
         Write-off of organization costs                                                           -                   35
         Loss on sale of containers                                                               55                  132
         (Increase) decrease in assets:
             Accounts receivable                                                                 455                  145
             Due from affiliates, net                                                            130                  (45)
             Prepaid expenses                                                                     13                   19
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                             90                   55
             Accrued recovery costs                                                               18                   32
             Damage protection plan costs                                                       (108)                 112
                                                                                      ----------------    ----------------
             Net cash provided by operating activities                                         6,518                4,562
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              383                  585
   Container purchases                                                                        (1,548)                 (12)
                                                                                      ----------------    ----------------
             Net cash (used in) provided by investing activities                              (1,165)                 573
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Distributions to partners                                                                  (4,728)              (4,964)
                                                                                      ----------------    ----------------
              Net cash used in financing activities                                           (4,728)              (4,964)
                                                                                      ----------------    ----------------

Net increase in cash                                                                             625                  171

Cash at beginning of period                                                                    1,405                1,009
                                                                                      ----------------    ----------------

Cash at end of period                                                                $         2,030     $          1,180
                                                                                      ================    ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                              Sept. 30       Dec. 31         Sept. 30       Dec. 31
                                                                2000           1999            1999           1998
                                                             -----------    -----------     -----------    -----------

Container purchases included in:
     Due to affiliates..............................               $ 32          $  -           $  -          $  -
     Container purchases payable....................                556             -              -             -

Distributions to partners included in:
     Due to affiliates..............................                  5             6              6             6
     Deferred quarterly distributions...............                 81            81             81            94

Proceeds from sale of containers included in:
     Due from affiliates............................                 87            86             89           167

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                                                                2000          1999
                                                                                                ----          ----

Container purchases recorded......................................................           $ 2,136        $   12
Container purchases paid..........................................................             1,548            12

Distributions to partners declared................................................             4,727         4,951
Distributions to partners paid....................................................             4,728         4,964

Proceeds from sale of containers recorded.........................................               384           507
Proceeds from sale of containers received.........................................               383           585

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2000 and 1999 was $107 and $134, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital, and cash flows for the nine-month periods ended September 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $102 of container acquisition fees as a component of container costs during the nine-month period ended September 30, 2000. No acquisition fees were incurred during the nine-month period ended September 30, 1999. The Partnership incurred $65 and $197 of incentive management fees during the three and nine-month periods ended September 30, 2000, respectively, and $65 and $203, respectively, for the comparable periods in 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $214 and $657 for the three and nine-month periods ended September 30, 2000, respectively, and $213 and $617, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                    Three months                   Nine months
                                   ended Sept. 30,               ended Sept. 30,
                                   ---------------               ---------------
                                   2000       1999               2000       1999
                                   ----       ----               ----       ----

      Salaries                     $ 83       $ 74               $247       $271
      Other                          87         54                235        226
                                    ---        ---                ---        ---
       Total general and
          administrative costs     $170       $128               $482       $497
                                    ===        ===                ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999:
                                    Three months                  Nine months
                                   ended Sept. 30,               ended Sept. 30,
                                   ---------------               ---------------
                                   2000       1999               2000       1999
                                   ----       ----               ----       ----

      TEM                          $141       $113               $409       $443
      TCC                            29         15                 73         54
                                    ---        ---                ---        ---
       Total general and
         administrative costs      $170       $128               $482       $497
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

      At September 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                           2000             1999
                                                           ----             ----
      Due from affiliates:
          Due from TEM.............................        $447             $581
                                                            ---              ---

      Due to affiliates:
          Due to TCC...............................          38               12
          Due to TL................................           4                4
                                                            ---              ---
                                                             42               16
                                                            ---              ---

      Due from affiliates, net                             $405             $565
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at September 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending September 30:

      2001...............................................                 $1,433
      2002...............................................                  1,030
      2003...............................................                    867
      2004...............................................                    775
      2005...............................................                    765
                                                                           -----

      Total future rentals receivable....................                 $4,870
                                                                           =====

Note 4.   Container Rental Equipment

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the nine-month periods ended September 30, 2000 and 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and on April 29, 1996 the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2000, the Partnership did not redeem any units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the nine-month period ended September 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through August 2000, in the amount of $4,678. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $2,224 of these distributions was a return of capital and the balance was from net earnings.

At  September  30,  2000,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 2000 and 1999 was $6,518 and $4,562, respectively. The increase of $1,956, or 43%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions, and to fluctuations in accounts receivable, offset by fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses and the increase in rental income. These items are discussed more fully in "Results of Operations". Accounts receivable decreased $455 during the nine-month period ended September 30, 2000 primarily due to the decrease in the average collection period of accounts receivable. The decrease in accounts receivable of $145 in the comparable period in 1999 was primarily due to the decrease in rental income. The decline in accrued damage protection plan costs of $108 during the nine-month period ended September 30, 2000 was primarily due to the decline in the number of containers covered under the damage protection plan.

For the nine-month period ended September 30, 2000 net cash used in investing activities (the purchase and sale of containers) was $1,165, compared to net cash provided by investing activities of $573, for the comparable period in 1999. The fluctuation of $1,738 was primarily due to the increase in container purchases and the decrease in proceeds from container sales. Container purchases increased primarily due to the increase in cash available for container purchases. The decrease in proceeds from container sales was primarily due to the Partnership selling fewer damaged containers located in low demand locations during the nine-month period ended September 30, 2000 than the same period in 1999. The sales prices received on container sales was comparable for both periods, however, these sales proceeds are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment which, like sales proceeds, has been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, subject to the General Partners' authority to set all of these amounts (and modify reserves and working capital) as provided in the Partnership Agreement. The amount of sales proceeds available for reinvestment will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                           2000             1999
                                                           ----             ----

   Beginning container fleet...............              23,810           24,165
   Ending container fleet..................              24,416           23,879
   Average container fleet.................              24,113           24,022


As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 82% and 75% during the nine-month periods ended September 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates which were comparable for both periods.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the nine-month periods ending September 30, 2000 and 1999 was $2,456 and $500, respectively, on rental income of $9,421 and $8,829, respectively. The increase in rental income of $592, or 7%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 was attributable to the increase in container rental income, offset by the decrease in other rental income. Income from container rentals, the major component of total revenue, increased $876, or 11%, primarily due to the increase in the average on-hire utilization of 9%.

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

As a result, the Partnership continues to sell some containers located in low demand locations, but primarily only those containers with significant damage. The average sales price for used containers has decreased, partly due to the trade imbalance and the accompanying build up of containers in low demand locations. Due in part to this decrease, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers, many of which were located in these low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value for some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first three quarters of 2000.

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

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2000, the total of these other rental income items was $749, a decrease of $284 from the equivalent period in 1999. The decrease was primarily due to the decreases in DPP and location income of $137 and $133, respectively. DPP income decreased primarily due to the decrease in the number of containers covered under DPP. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations and an increase in credits granted to lessees for picking up containers from surplus locations.

Direct container expenses decreased $1,071, or 34%, from the nine-month period ending September 30, 1999 to the equivalent period in 2000, primarily due to the decreases in storage, DPP and repositioning expenses of $435, $289 and $263, respectively. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container. DPP expense decreased primarily due to the decrease in the number of containers covered under DPP. Repositioning expense decreased primarily due to the decline in the number of containers repositioned, offset by an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above.

Bad debt expense decreased from an expense of $127 for the nine-month period ended September 30, 1999, to a benefit of $131 for the comparable period in 2000. The benefit recorded for the nine-month period ended September 30, 2000 was primarily due to an overall lower required reserve at September 30, 2000 than at December 31, 1999.

Depreciation expense was comparable for both the nine-month periods ended September 30, 2000 and 1999.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers was not required during the nine-month periods ended September 30, 2000 and 1999. The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates increased $34, or 4%, from the nine-month period ended September 30, 1999 to the comparable period in 2000, due to the increase in equipment management fees of $40, offset by the decrease in incentive management fees of $6. Equipment management fees, which are based on gross revenue, increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and initial partners' capital decreased due to the decrease in the limited partner distribution percentage from 8% to 7% of partners' capital in March 1999.

General and administrative costs to affiliates decreased $15, or 3%, from the nine-month period ended September 30, 1999 to the comparable period in 2000. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased $126 from an expense of $81 for the nine-month period ended September 30, 1999 to income of $45 for the comparable period in 2000. The increase was due to the decrease in loss on sale of containers of $77 and an increase in interest income of $49.

Net earnings per limited partnership unit increased from $0.08 to $0.55 from the nine-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $373 to $2,454, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending September 30, 2000 and 1999 was $793 and $451, on rental income of $3,079 and $3,037, respectively. The increase in rental income of $42, or 1%, from the three-month period ended September 30, 1999 to the comparable period in 2000 was primarily attributable to the increase in container rental income, offset by the decrease in other rental income. Income from container rentals increased $325, or 12%, primarily due to the increase in the average on-hire utilization of 11%, offset by the decline in average rental rates of 2%.

Other rental income was $118 for the three-month period ended September 30, 2000, a decrease of $283 from the equivalent period in 1999. The decrease was primarily due to decreases in DPP and location income of $185 and $77, respectively. DPP income declined primarily due to a refund of $137 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. The Partnership also recorded a decrease in previously accrued damage protection plan cost related to units on lease to this lessee as a result of this cancellation, resulting in decrease to DPP expense of $187. Location income decreased primarily due to an increase in credits granted to lessees for picking up containers from surplus locations and a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $310, or 35%, from the three-month period ending September 30, 1999 to the equivalent period in 2000, primarily due to decreases in DPP and storage expenses of $241 and $134, respectively, offset by an increase in repositioning expense of $89. DPP expense declined primarily due to the reduction in the DPP reserve as a result of a lessee canceling their DPP coverage as described above. Storage expense decreased due to the increase in average utilization and a decrease in the average storage cost per container. Repositioning expense increased primarily due to the increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above.

Bad debt expense decreased $29, or 78% from the three-month period ended September 30, 1999 to the comparable period in 2000. The decrease was primarily due to a smaller required increase to the bad debt reserve during the three-month period September 30, 2000 than in the same period in 1999.

Depreciation expense increased $18, or 2%, from the three-month period ended September 30, 1999 to the comparable period in 2000, due to the increase in average fleet size between the periods.

Management fees to affiliates were comparable for both the three-month periods ended September 30, 2000 and 1999 as both the equipment and incentive management fees were comparable.

General and administrative costs to affiliates increased $42, or 33%, from the three-month period ended September 30, 1999 to the comparable period in 2000. The increase was primarily due to an increase in the allocation of overhead costs from TEM and TCC resulting from the increase in allocable costs.

Other income increased $8 from the three-month period ended September 30, 1999 to the comparable period in 2000. The increase was due to the increase in interest income of $21, offset by gain (loss) on sale of containers fluctuating from a gain of $3 for the three-month period ended September 30, 1999 to a loss of $10 for the same period in 2000.

Net earnings per limited partnership unit increased from $0.10 to $0.18 from the three-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $457 to $805, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 2000, which would result in such a risk materializing.

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


Date: November 10, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)



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

Date: November 10, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
_____________________________            Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_____________________________            President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)
