Form 10-Q
period 2001-09-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2001-11-13
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Ernest J. Furtado
Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 2001 and
          December 31, 2000 (unaudited)......................................................            3



          Statements of Operations for the three and nine months
          ended September 30, 2001 and 2000 (unaudited)......................................            4



          Statements of Partners' Capital for the nine months
          ended September 30, 2001 and 2000 (unaudited)......................................            5



          Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited)......................................            6



          Notes to Financial Statements (unaudited)..........................................            8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................           12




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------

                                                                           2001                2000
                                                                      --------------       -------------
Assets
Container rental equipment, net of accumulated
   depreciation of $30,579 (2000:  $27,222) (note 3)                  $      49,391        $     52,557
Cash                                                                          1,533               1,962
Accounts receivable, net of allowance
   for doubtful accounts of $182 (2000:  $205)                                1,981               2,594
Due from affiliates, net (note 2)                                               285                 514
Prepaid expenses                                                                  -                  11
                                                                      --------------       -------------

                                                                      $      53,190        $     57,638
                                                                      ==============       =============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                   $         505        $        403
   Accrued liabilities                                                          338                 322
   Accrued recovery costs                                                       220                 196
   Accrued damage protection plan costs                                         264                 396
   Container purchases payable                                                  242                 363
   Deferred quarterly distributions                                              55                  80
                                                                      --------------       -------------

          Total liabilities                                                   1,624               1,760
                                                                      --------------       -------------

Partners' capital:
   General partners                                                              30                  35
   Limited partners                                                          51,536              55,843
                                                                      --------------       -------------

          Total partners' capital                                            51,566              55,878
                                                                      --------------       -------------


                                                                      $      53,190        $     57,638
                                                                      ==============       =============

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                               Three months      Three months      Nine months        Nine months
                                                                   Ended             Ended             Ended             Ended
                                                              Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000
                                                             ----------------  ----------------  ----------------  ----------------
Rental income                                                $         2,545   $         3,079   $         7,884   $         9,421
                                                             ----------------  ----------------  ----------------  ----------------

Costs and expenses:
   Direct container expenses                                             964               588             2,944             2,079
   Bad debt expense (benefit)                                             21                 8                (3)             (131)
   Depreciation                                                        1,194             1,198             3,591             3,540
   Professional fees                                                       6                19                25                63
   Management fees to affiliates (note 2)                                225               279               730               854
   General and administrative costs to affiliates (note 2)               127               170               416               482
   Other general and administrative costs                                 23                24                71                78
   Loss on sale of containers                                             16                10                 4                55
                                                             ----------------  ----------------  ----------------  ----------------

                                                                       2,576             2,296             7,778             7,020
                                                             ----------------  ----------------  ----------------  ----------------

   (Loss) Income from operations                                         (31)              783               106             2,401
                                                             ----------------  ----------------  ----------------  ----------------

   Interest income                                                        14                38                63               100
                                                             ----------------  ----------------  ----------------  ----------------

   Net (loss) earnings                                       $           (17)  $           821   $           169   $         2,501
                                                             ================  ================  ================  ================

Allocation of net (loss) earnings (note 2):
   General partners                                          $            11   $            16   $            41   $            47
   Limited partners                                                      (28)              805               128             2,454
                                                             ----------------  ----------------  ----------------  ---------------

                                                             $           (17)  $           821   $           169   $         2,501
                                                             ================  ================  ================  ================

Limited partners' per unit share
   of net (loss) earnings                                    $         (0.01)  $          0.18   $          0.03   $          0.55
                                                             ================  ================  ================  ================

Limited partners' per unit share
   of distributions                                          $          0.28   $          0.35   $          0.98   $          1.05
                                                             ================  ================  ================  ================

Weighted average number of limited
   partnership units outstanding                                   4,449,393         4,454,893         4,453,060         4,454,893
                                                             ================  ================  ================  ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                   Partners' Capital
                                                                ---------------------------------------------------------
                                                                  General              Limited                 Total
                                                                ------------        --------------         --------------
Balances at January 1, 2000                                     $        38         $      58,865          $      58,903

Distributions                                                           (49)               (4,678)                (4,727)

Net earnings                                                             47                 2,454                  2,501
                                                                ------------        --------------         --------------

Balances at September 30, 2000                                  $        36         $      56,641          $      56,677
                                                                ============        ==============         ==============

Balances at January 1, 2001                                     $        35         $      55,843          $      55,878

Distributions                                                           (46)               (4,380)                (4,426)

Redemptions (note 4)                                                      -                   (55)                   (55)

Net earnings                                                             41                   128                    169
                                                                ------------        --------------         --------------

Balances at September 30, 2001                                  $        30         $      51,536          $      51,566
                                                                ============        ==============         ==============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                            2001                2000
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                       $           169  $            2,501
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation                                                                           3,591               3,540
         Decrease in allowance for doubtful accounts                                              (23)               (176)
         Loss on sale of containers                                                                 4                  55
         Decrease in assets:
             Accounts receivable                                                                  661                 455
             Due from affiliates, net                                                             236                 130
             Prepaid expenses                                                                      11                  13
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                             118                  90
             Accrued recovery costs                                                                24                  18
             Accrued damage protection plan costs                                                (132)               (108)
                                                                                      ----------------    ----------------
             Net cash provided by operating activities                                          4,659               6,518
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                               373                 383
   Container purchases                                                                           (953)             (1,548)
                                                                                      ----------------    ----------------
             Net cash used in investing activities                                               (580)             (1,165)
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (55)                  -
   Distributions to partners                                                                   (4,453)             (4,728)
                                                                                      ----------------    ----------------
             Net cash used in financing activities                                             (4,508)             (4,728)
                                                                                      ----------------    ----------------

Net (decrease) increase in cash                                                                  (429)                625

Cash at beginning of period                                                                     1,962               1,405
                                                                                      ----------------    ----------------

Cash at end of period                                                                 $         1,533     $         2,030
                                                                                      ================    ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                              Sept. 30       Dec. 31         Sept. 30       Dec. 31
                                                                2001           2000            2000           1999
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Due to affiliates..............................              $  -           $  -            $ 32            $ -

     Container purchases payable....................               242            363             556              -

Distributions to partners included in:
     Due to affiliates..............................                 4              6               5              6
     Deferred quarterly distributions...............                55             80              81             81

Proceeds from sale of containers included in:
     Due from affiliates............................               108            103              87             86

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                                                                 2001           2000
                                                                                                 ----           ----

Container purchases recorded...................................                                $  832         $2,136
Container purchases paid.......................................                                   953          1,548

Distributions to partners declared.............................                                 4,426          4,727
Distributions to partners paid.................................                                 4,453          4,728

Proceeds from sale of containers recorded......................                                   378            384
Proceeds from sale of containers received......................                                   373            383

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2001 and 2000 was $25 and $107, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital, and cash flows for the nine-month periods ended September 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $39 and $102 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 2001 and 2000, respectively. The Partnership incurred $47 and $178 of incentive management fees during the three and nine-month periods ended September 30, 2001, respectively, and $65 and $197, respectively for the comparable periods in 2000.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $178 and $552 for the three and nine-month periods ended September 30, 2001, respectively, and $214 and $657, respectively, for the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

                                   Three months                  Nine months
                                  ended Sept. 30,               ended Sept. 30,
                                  ---------------               ---------------
                                  2001       2000               2001       2000
                                  ----       ----               ----       ----

      Salaries                    $ 81       $ 83               $246       $247
      Other                         46         87                170        235
                                   ---        ---                ---        ---
         Total general and
           administrative costs   $127       $170               $416       $482
                                   ===        ===                ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000:

                                   Three months                  Nine months
                                  ended Sept. 30,               ended Sept. 30,
                                  ---------------               ---------------
                                  2001       2000               2001        2000
                                  ----       ----               ----        ----

      TEM                         $110       $141               $361        $409
      TCC                           17         29                 55          73
                                   ---        ---               ---         ---
         Total general and
           administrative costs   $127       $170               $416        $482
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

      At September 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:


                                                          2001             2000
                                                          ----             ----
      Due from affiliates:
          Due from TEM.....................               $237             $533
          Due from TL......................                 63                -
                                                           ---              ---
                                                           300              533

      Due to affiliates:
          Due to TCC.......................                 15               15
          Due to TL........................                  -                4
                                                           ---              ---
                                                            15               19
                                                           ---              ---

      Due from affiliates, net                            $285             $514
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


    Note 3.   Container Rental Equipment

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2001 and 2000.

      The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all or its container rental equipment.

Note 4.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month period ended September 30, 2001:


                                                            Units                Average
                                                           Redeemed          Redemption Price     Amount Paid
                                                          ----------        ------------------   -------------

      Total  Partnership  redemptions as of
       December 31, 2000...................                  8,451                $18.02              $152

      Quarter ended:
         September 30, 2001................                  5,500                $10.12                55
                                                             -----                                     ---


      Partnership through September 30,
      2001.................................                 13,951                $14.91              $207
                                                            ======                                     ===


      The Partnership did not redeem any units during the nine-month period ended September 30, 2000. The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5,000 on August 23, 1994 and on April 29, 1996 the Partnership's offering of limited partnership interests was closed at $89,305.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2001, the Partnership redeemed 5,500 units for a total dollar amount of $55. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. The limited partners' distribution percentage was reduced from 7% to 5% starting in July 2001. During the nine-month period ended September 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through August 2001, in the amount of $4,380. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $4,307 of these distributions was a return of capital and the balance was from net earnings.

At  September  30,  2001,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 2001 and 2000, was $4,659 and $6,518, respectively. The decrease of $1,859, or 29%, was attributable to the decrease in net earnings, adjusted for non-cash transactions and fluctuations in accrued damage protection plan costs, offset by the fluctuations in accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The larger decrease in accrued damage protection plan costs of $132 during the nine-month period ended September 30, 2001, compared to the same period in 2000, was due to the decline in the estimated average repair cost per container and the decline in the number of containers covered under the damage protection plan. The decrease in accounts receivable of $661 for the nine-month period ended September 30, 2001, was primarily due to the decrease in rental income and a decrease in the average collection period of accounts receivable. The decrease in accounts receivable of $455 for the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable. The fluctuations in due from affiliates, net resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts.

For the nine-month period ended September 30, 2001, net cash used in investing activities (the purchase and sale of containers) was $580 compared to $1,165 for the same period in 2000. Net cash used in investing activities decreased $585 due to the decrease in cash used for container purchases. Cash used for container purchases decreased primarily as a result of timing differences in the accrual and payment of these purchases. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income net of container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                           2001             2000
                                                           ----             ----

          Beginning container fleet...............       24,532           23,810
          Ending container fleet..................       24,762           24,416
          Average container fleet.................       24,647           24,113


As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend towards a smaller average container fleet. Other factors related to this trend and to the Partnership's ability to reinvest funds in new containers are discussed above under "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 67% and 82% during the nine-month periods ended September 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the nine-month periods ending September 30, 2001 and 2000 was $106 and $2,401, on rental income of $7,884 and $9,421, respectively. The decrease in rental income of $1,537, or 16%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 was attributable to a decrease in container rental income offset by an increase in other rental income. Income from container rentals, the major component of total revenue, decreased $1,714, or 20%, primarily due to the decrease in the average on-hire utilization of 18% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the third quarter of 2001. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. The effects of the economic slowdown on shipping have been heightened by the recent curtailment in world trade, caused by the after-effects of the September 11 terrorist attacks. This curtailment in world trade has caused some shipping lines to reduce service levels along certain routes which, of course, may further weaken demand for containers. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in capacity for the shipping lines. This increase in capacity amounted to 12% this year, and an additional increase in capacity is expected next year, because the shipping lines placed orders for additional ships and containers before recognizing the slowdown in world trade. To the extent that this increased capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits, which may put further downward pressure on demand for containers and/or container rental rates.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the nine-month period ended September 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations, but primarily only those containers that were damaged. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Additionally, should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, the stabilization of rental rates, which began during 2000, has continued in 2001. Until such time as the worldwide economies improve, particularly those of the United States and Europe, the uncertainties caused by the September 11 terrorist attacks have been diminished, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2001, the total of these other rental income items was $926, an increase of $177 from the equivalent period in 2000. The increase in other rental income was primarily due to increases in location and DPP income of $182 and $47, respectively, offset by a decrease in handling income of $52. Location income increased primarily due to an increase in charges to lessees for dropping off containers in certain locations, and offset by a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased due to an increase in the average DPP price charged per container offset by a decline in the number of containers carrying DPP. Handling income declined due to handling not being charged on certain container movements and due to the decrease in container movement during the nine-month period ended September 30, 2001 compared to the equivalent period in 2000.

Direct container expenses increased $865, or 42%, from the nine-month period ending September 30, 2000 to the equivalent period in 2001, primarily due to increases in storage and repositioning expenses of $660 and $214, respectively, offset by a decrease in handling expense of $38. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Repositioning expense increased due to a higher average repositioning cost per container, offset by a decline in the number of containers repositioned. Handling expense decreased due to a decline in the number of containers moved during the nine-month period ended September 30, 2001 compared to the equivalent period in 2000.

Bad debt benefit decreased from $131 for the nine-month period ended September 30, 2000 to $3 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense increased $51, or 1%, from the nine-month period ended September 30, 2000 to the comparable period in 2001, due to the increase in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the nine-month periods ended September 30, 2001 and 2000.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all or its container rental equipment.

Management fees to affiliates decreased $124, or 15%, from the nine-month period ended September 30, 2000 to the comparable period in 2001, due to decreases in equipment and incentive management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $19 primarily due to a decrease in the limited partners distribution percentage from 7% to 5% of initial partners' capital starting in July 2001.

General and administrative costs to affiliates decreased $66, or 14%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers decreased $51 or 93% from the nine-month period ended September 30, 2000 to the comparable period in 2001. The decrease was primarily due to a decrease in the average net book value per disposed container.

Net earnings per limited partnership unit decreased from $0.55 to $0.03 from the nine-month period ended September 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $2,454 to $128, respectively. The allocation of net earnings for the nine-month periods ended September 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $40 and $22, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2001 and 2000.

The Partnership's (loss) income from operations for the three-month periods ending September 30, 2001 and 2000 was ($31) and $783, on rental income of $2,545 and $3,079, respectively. The decrease in rental income of $534, or 17%, from the three-month period ended September 30, 2000 to the comparable period in 2001 was attributable to a decrease in container rental income offset by the increase in other rental income. Income from container rentals decreased $842, or 28%, primarily due to the decrease in the average on-hire utilization of 27%.

Other rental income was $427 for the three-month period ended September 30, 2001, an increase of $309 from the equivalent period in 2000. The increase was primarily due to increases in location and DPP income of $188 and $142, respectively, offset by a decrease in handling income of $21. Location income increased primarily due to an increase in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income was higher in 2001 primarily due to a refund of $137 to one lessee as a result of the lessee canceling their DPP coverage in July 2000. Handling income declined due to handling not being charged on certain container movements and due to the decrease in container movements.

Direct container expenses increased $376, or 64%, from the three-month period ending September 30, 2000 to the equivalent period in 2001, primarily due to increases in storage and DPP expenses of $296 and $169, respectively, offset by a decrease in repositioning expense of $59. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. DPP expense was higher in 2001 primarily due to a reduction of $187 in the DPP reserve as a result of a lessee canceling their DPP coverage in July 2000 as described above. Repositioning expense decreased due to a decline in the number of containers repositioned, offset by a higher average repositioning cost per container.

Bad debt expense increased from $8 for the three-month period ended September 30, 2000 to $21 for the comparable period in 2001. The increase was due to a higher required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense was comparable at $1,194 and $1,198 during both periods ended September 30,2001 and September 30, 2000.

Management fees to affiliates decreased $54, or 19%, from the three-month period ended September 30, 2000 to the comparable period in 2001, due to the decreases in equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $18 primarily due to a decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital starting in July 2001.

General and administrative costs to affiliates decreased $43, or 25%, from the three-month period ended September 30, 2000 to the comparable period in 2001. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers increased from $10 for the three-month period ended September 30, 2000 to $16 for the equivalent period in 2001. The increase was primarily due to an increase in the average net book value per disposed container.

Net earnings (loss) per limited partnership unit decreased from earnings of $0.18 for the three-month period ended September 30, 2000 to a loss of ($0.01) for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $805 to a loss of $(28), respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

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


Date: November 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)


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


                              TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                              A California Limited Partnership

                              By Textainer Capital Corporation
                              The Managing General Partner



                              By /s/Ernest J. Furtado
                                 __________________________________________
                                 Ernest J. Furtado
                                 Senior Vice President


Date: November 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

/s/Ernest J. Furtado
____________________________             Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
____________________________             President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)

