Form 10-Q
period 2002-03-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2002-05-09
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 9, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2002.

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


                  For the quarterly period ended March 31, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 2002 and
          December 31, 2001 (unaudited).........................................................         3



          Statements of Operations for the three months
          ended March 31, 2002 and 2001 (unaudited).............................................         4



          Statements of Partners' Capital for the three months
          ended March 31, 2002 and 2001 (unaudited).............................................         5



          Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited).............................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        13


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------

                                                                        2002                2001
                                                                   --------------       ------------
Assets
Container rental equipment, net of accumulated
   depreciation of $32,762 (2001: $31,700) (note 4)                $      47,202        $    48,576
Cash                                                                       1,045              1,038
Accounts receivable, net of allowance
   for doubtful accounts of $159 (2001: $154)                              1,814              1,939
Due from affiliates, net (note 2)                                            106                156
Prepaid expenses                                                               8                 12
                                                                   --------------       ------------

                                                                   $      50,175        $    51,721
                                                                   ==============       ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                $         539        $       506
   Accrued liabilities                                                       153                172
   Accrued recovery costs                                                    193                222
   Accrued damage protection plan costs                                      190                203
   Deferred damage protection plan revenue                                   172                183
   Deferred quarterly distributions                                           54                 54
                                                                   --------------       ------------

          Total liabilities                                                1,301              1,340
                                                                   --------------       ------------

Partners' capital:
   General partners                                                           27                 29
   Limited partners                                                       48,847             50,352
                                                                   --------------       ------------

          Total partners' capital                                         48,874             50,381
                                                                   --------------       ------------


                                                                   $      50,175        $    51,721
                                                                   ==============       ============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------

                                                                     2002                  2001
                                                                --------------        -------------
Rental income                                                   $       2,095         $      2,834
                                                                --------------        -------------

Costs and expenses:
   Direct container expenses                                              846                  979
   Bad debt expense (benefit)                                               5                   (4)
   Depreciation                                                         1,201                1,198
   Professional fees                                                       12                   11
   Management fees to affiliates (note 2)                                 188                  263
   General and administrative costs to affiliates (note 2)                140                  150
   Other general and administrative costs                                  48                   25
   Loss (gain) on sale of containers                                       15                   (9)
                                                                --------------        -------------

                                                                        2,455                2,613
                                                                --------------        -------------

       (Loss) income from operations                                     (360)                 221
                                                                --------------        -------------

Other income:
   Interest income                                                          4                   28
                                                                --------------        -------------

                                                                            4                   28
                                                                --------------        -------------

       Net (loss) earnings                                      $        (356)        $        249
                                                                ==============        =============

Allocation of net (loss) earnings (note 2):
   General partners                                             $          10         $         15
   Limited partners                                                      (366)                 234
                                                                --------------        -------------

                                                                $        (356)        $        249
                                                                ==============        =============

Limited partners' per unit share of
       net (loss) earnings                                      $       (0.08)        $       0.05
                                                                ==============        =============

Limited partners' per unit share
       of distributions                                         $        0.25         $       0.35
                                                                ==============        =============

Weighted average number of limited
       partnership units outstanding                                4,446,518            4,454,893
                                                                ==============        =============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ---------------------------------------------------------
                                                                  General              Limited                 Total
                                                                ------------        --------------         --------------
Balances at January 1, 2001                                     $        35         $      55,843          $      55,878

Distributions                                                           (16)               (1,559)                (1,575)

Net earnings                                                             15                   234                    249
                                                                ------------        --------------         --------------

Balances at March 31, 2001                                      $        34         $      54,518          $      54,552
                                                                ============        ==============         ==============

Balances at January 1, 2002                                     $        29         $      50,352          $      50,381

Distributions                                                           (12)               (1,112)                (1,124)

Redemptions (note 5)                                                      -                   (27)                   (27)

Net loss                                                                 10                  (366)                  (356)
                                                                ------------        --------------         --------------

Balances at March 31, 2002                                      $        27         $      48,847          $      48,874
                                                                ============        ==============         ==============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2002                2001
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                                $          (356)    $           249
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
         Depreciation                                                                           1,201               1,198
         Increase (decrease) in allowance for doubtful accounts                                     5                 (27)
         Loss (gain) on sale of containers                                                         15                  (9)
         (Increase) decrease in assets:
             Accounts receivable                                                                  136                 346
             Due from affiliates, net                                                              88                   9
             Prepaid expenses                                                                       4                   4
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                              14                  55
             Accrued recovery costs                                                               (29)                  8
             Accrued damage protection plan costs                                                 (13)                (49)
             Deferred damage protection plan revenue                                              (11)                  -
                                                                                      ----------------    ----------------
             Net cash provided by operating activities                                          1,054               1,784
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                               131                 128
   Container purchases                                                                            (25)               (354)
                                                                                      ----------------    ----------------
             Net cash provided by (used in) investing activities                                  106                (226)
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (27)                  -
   Distributions to partners                                                                   (1,126)             (1,577)
                                                                                      ----------------    ----------------
             Net cash used in financing activities                                             (1,153)             (1,577)
                                                                                      ----------------    ----------------

Net  increase (decrease) in cash                                                                    7                 (19)

Cash at beginning of period                                                                     1,038               1,962
                                                                                      ----------------    ----------------

Cash at end of period                                                                 $         1,045     $         1,943
                                                                                      ================    ================


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of March 31, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

                                                               Mar. 31        Dec. 31         Mar. 31        Dec. 31
                                                                 2002           2001           2001           2000
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Due to affiliates..............................              $ -            $24             $ -           $  -
     Container purchases payable....................                -              -               -            363

Distributions to partners included in:
     Due to affiliates..............................                3              5               6              6
     Deferred quarterly distributions...............               54             54              78             80

Proceeds from sale of containers included in:
     Due from affiliates............................               93             81              96            103

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

                                                                                               2002           2001
                                                                                               ----           ----

Container purchases recorded....................................................             $    1         $   (9)
Container purchases paid........................................................                 25            354

Distributions to partners declared..............................................              1,124          1,575
Distributions to partners paid..................................................              1,126          1,577

Proceeds from sale of containers recorded.......................................                143            121
Proceeds from sale of containers received.......................................                131            128

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the three-month periods ended March 31, 2002 and 2001 was $16 and $13, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 2002 and 2001, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's audited financial statements as of and for the year ended December 31, 2001, in the Annual Report filed on Form 10-K.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results and cash flow.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition or equipment liquidation fees were incurred during the three-month periods ended March 31, 2002 and 2001. The Partnership incurred $41 and $66 of incentive management fees during the three-month periods ended March 31, 2002 and 2001, respectively.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $147 and $197 for the three-month periods ended March 31, 2002 and 2001, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2002 and 2001 were as follows:

                                                       2002       2001
                                                       ----       ----

               Salaries                                $ 76       $ 84
               Other                                     64         66
                                                        ---        ---
                 Total general and
                    administrative costs               $140       $150
                                                        ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                                       2002       2001
                                                       ----       ----

               TEM                                     $118       $130
               TCC                                       22         20
                                                        ---        ---
                 Total general and
                    administrative costs               $140       $150
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

     At March 31, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                               2002         2001
                                                               ----         ----
             Due from affiliates:
                      Due from TEM.....................        $123         $179
                                                                ---          ---

             Due to affiliates:
                      Due to TCC.......................          14           20
                      Due to TL........................           3            3
                                                                ---          ---
                                                                 17           23
                                                                ---          ---

                  Due from affiliates, net                     $106         $156
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

      Note 3. Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2002 and 2001:

                                                           2002            2001
                                                           ----            ----

              On-lease under master leases                9,481          12,149
              On-lease under long-term leases             4,989           5,086
                                                         ------          ------

                  Total on-lease containers              14,470          17,235
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2002 the Partnership's off-lease containers were located in the following locations:

                 America                                   2,195
                 Europe                                    1,794
                 Asia                                      6,333
                                                          ------

                     Total off-lease containers           10,322
                                                          ======

    Note 4.   Container Rental Equipment

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2002 and 2001.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the three-month period ended March 31, 2002:


                                                           Units               Average
                                                          Redeemed         Redemption Price       Amount Paid
                                                          --------         ----------------       -----------

     Total Partnership redemptions as of
       December 31, 2001........................           13,951               $14.87                $207

     Quarter ended:
       March 31, 2002...........................            2,875               $ 9.39                  27
                                                           ------                                      ---


     Total Partnership redemptions as of
       March 31, 2002...........................           16,826               $13.91                $234
                                                           ======                                      ===


     The Partnership did not redeem any units during the three-month period ended March 31, 2001. The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through February 2002, in the amount of $1,112. On a cash basis, $1,015 of these distributions were from current year operating activities and the balance was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2002, the Partnership redeemed 2,875 units for a total dollar amount of $27. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001 was $1,054 and $1,784, respectively. The decrease of $730, or 41%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and the fluctuations in gross accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations". Gross accounts receivable decreased $136 during the three-month period ended March 31, 2002, primarily due to the decrease in rental income, offset by the increase in the collection period of accounts receivable. The decrease in accounts receivable of $346 for the three-month period ended March 31, 2001, was primarily due to the decrease in rental income and the write-off of certain receivables that had previously been reserved for.

At March 31, 2002, the Partnership had no commitments to purchase containers.

For the three-month period ended March 31, 2002, net cash provided by investing activities (the purchase and sale of containers) was $106 compared to net cash used in investing activities of $226 for the same period in 2001. The fluctuation of $332 was primarily due to the decrease in cash used for container purchases. The Partnership did not actually purchase any containers during both the three-month periods ended March 31, 2002 and 2001, so this decrease in cash used for container purchases was due to timing differences in the accrual and payment of prior purchases. Proceeds from container sales were comparable between the periods as the increase in number of containers sold was offset by the decrease in the average sales price received on container sales. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2002             2001
                                                          ----             ----

          Beginning container fleet...............       24,885           24,532
          Ending container fleet..................       24,792           24,475
          Average container fleet.................       24,839           24,504


As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend toward a smaller average container fleet. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 55% and 73% during the three-month periods ended March 31, 2002 and 2001, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers (in units) were located in the following locations:


                 America                                      2,195
                 Europe                                       1,794
                 Asia                                         6,333
                                                             ------
                     Total off-lease containers              10,322
                                                             ======


In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 8% between the periods.

The following is a comparative analysis of the results of operations for the three-month period ended March 31, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ended March 31, 2002 and 2001 was ($360) and $221, respectively, on rental income of $2,095 and $2,834, respectively. The decrease in rental income of $739, or 26%, from the three-month period ended March 31, 2001 to the comparable period in 2002 was attributable to a decrease in container rental income and was offset by an increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $776, or 31%, primarily due to the decrease in the average on-hire utilization of 25% and average rental rates of 8% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

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

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. Sales by the Partnership in these low demand locations, and elsewhere have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Primarily as a result of the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates have declined during these periods.

Beginning in March 2002, there was some improvement in utilization. This improvement was primarily due to (i) improving economies in the United States and Europe and (ii) container shortages in Asia among shipping lines. However, the General Partners do not know how long this improvement will continue and caution that demand for leased containers could decline again and result in further declines in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2002, the total of these other rental income items was $330, an increase of $37 from the equivalent period in 2001. The increase in other rental income was primarily due to the increase in location income of $44. Location income increased primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. The increase in location income was partially offset by a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $133, or 14%, from the three-month period ended March 31, 2001 to the equivalent period in 2002, primarily due to decreases in repositioning and DPP expenses of $272 and $30, respectively, offset by an increase in storage expense of $210. Repositioning expense decreased due to the decrease in the average cost of repositioning containers, offset by the increase in the number of containers repositioned. DPP expense declined primarily due to the decrease in the number of containers covered under DPP. Storage expense increased primarily due to the decrease in average utilization noted above.

Bad debt expense (benefit) was $5 and ($4) for the three-month periods ended March 31, 2002 and 2001, respectively. Fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement from December 31, 2000.

Depreciation expense was comparable at $1,201 and $1,198 during the three-month periods ended March 31, 2002, and 2001, respectively.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2002 and 2001.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $75, or 29%, from the three-month period ended March 31, 2001 to the comparable period in 2002, due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased primarily due to (i) a decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001 and (ii) decreases in partner's capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $10, or 7%, from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to the decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss (gain) on sale of containers was $15 and ($9) during the three-month periods ended March 31, 2002 and 2001, respectively. This fluctuation was primarily due to the decrease in the average sales price of containers from the three-month period ended March 31, 2002 to the same period in 2001.

Net earnings (loss) per limited partnership unit fluctuated from $0.05 to ($0.08) from the three-month period ended March 31, 2001 to the same period in 2002, respectively, reflecting the fluctuation in net earnings (loss) allocated to limited partners from $234 to ($366), respectively. The allocation of net earnings for the three-month periods ended March 31, 2002 and 2001 included a special allocation of gross income to the General Partners of $14 and $13, respectively, in accordance with the Partnership Agreement.

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

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results and cash flow.

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


                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner



                                   By _____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:   May 9, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


______________________________           Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




______________________________           President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)




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


                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      _____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:   May 9, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
______________________________           Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
______________________________           President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)

