Form 10-Q
period 2002-06-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2002-08-08
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 8, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2002.

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


                  For the quarterly period ended June 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2002 and
          December 31, 2001 (unaudited).........................................................         3



          Statements of Operations for the three and six months
          ended June 30, 2002 and 2001 (unaudited)..............................................         4



          Statements of Partners' Capital for the six months
          ended June 30, 2002 and 2001 (unaudited)..............................................         5



          Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001 (unaudited)..............................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        13



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------

                                                                        2002                2001
                                                                   --------------       ------------
Assets
Container rental equipment, net of accumulated
   depreciation of $33,885 (2001:  $31,700) (note 4)               $      46,109        $    48,576
Cash                                                                         627              1,038
Accounts receivable, net of allowance
   for doubtful accounts of $156 (2001:  $154)                             1,847              1,939
Due from affiliates, net (note 2)                                            170                156
Prepaid expenses                                                               4                 12
                                                                   --------------       ------------

                                                                   $      48,757        $    51,721
                                                                   ==============       ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                $         461        $       506
   Accrued liabilities                                                       192                172
   Accrued recovery costs                                                    193                222
   Accrued damage protection plan costs                                      198                203
   Deferred damage protection plan revenue                                   175                183
   Deferred quarterly distributions                                           55                 54
   Container purchases payable                                               181                  -
                                                                   --------------       ------------

          Total liabilities                                                1,455              1,340
                                                                   --------------       ------------

Partners' capital:
   General partners                                                           26                 29
   Limited partners                                                       47,276             50,352
                                                                   --------------       ------------

          Total partners' capital                                         47,302             50,381
                                                                   --------------       ------------


                                                                   $      48,757        $    51,721
                                                                   ==============       ============

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                              Three months       Three months       Six months         Six months
                                                                 Ended              Ended              Ended              Ended
                                                             June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                             -------------      -------------      -------------      -------------
Rental income                                                $      2,127       $      2,504       $      4,221       $      5,338
                                                             -------------      -------------      -------------      -------------

Costs and expenses:
   Direct container expenses                                        1,035              1,000              1,882              1,980
   Bad debt benefit                                                    (9)               (19)                (5)               (25)
   Depreciation                                                     1,199              1,199              2,399              2,397
   Professional fees                                                   16                  8                 28                 19
   Management fees to affiliates (note 2)                             173                241                361                504
   General and administrative costs to affiliates (note 2)            133                139                273                289
   Other general and administrative costs                              50                 24                 98                 49
   Gain on sale of containers                                         (15)                (3)                 -                (12)
                                                             -------------      -------------      -------------      -------------

                                                                    2,582              2,589              5,036              5,201
                                                             -------------      -------------      -------------      -------------

   (Loss) income from operations                                     (455)               (85)              (815)               137
                                                             -------------      -------------      -------------      -------------

Interest income                                                         5                 22                  9                 49
                                                             -------------      -------------      -------------      -------------

   Net (loss) earnings                                       $       (450)      $        (63)      $       (806)      $        186
                                                             =============      =============      =============      =============

Allocation of net (loss) earnings (note 2):
   General partners                                          $         10       $         15       $         20       $         30
   Limited partners                                                  (460)               (78)              (826)               156
                                                             -------------      -------------      -------------      -------------

                                                             $       (450)      $        (63)      $       (806)      $        186
                                                             =============      =============      =============      =============

Limited partners' per unit share
   of net (loss) earnings                                    $      (0.10)      $      (0.02)      $      (0.19)      $       0.04
                                                             =============      =============      =============      =============

Limited partners' per unit share
   of distributions                                          $       0.25       $       0.35       $       0.50       $       0.70
                                                             =============      =============      =============      =============

Weighted average number of limited
   partnership units outstanding                                4,446,518          4,454,893          4,446,518          4,454,893
                                                             =============      =============      =============      =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                    Partners' Capital
                                                                ---------------------------------------------------------
                                                                   General             Limited                 Total
                                                                ------------        --------------         --------------
Balances at January 1, 2001                                     $        35         $      55,843          $      55,878

Distributions                                                           (33)               (3,118)                (3,151)

Net earnings                                                             30                   156                    186
                                                                ------------        --------------         --------------

Balances at June 30, 2001                                       $        32         $      52,881          $      52,913
                                                                ============        ==============         ==============

Balances at January 1, 2002                                     $        29         $      50,352          $      50,381

Distributions                                                           (23)               (2,223)                (2,246)

Redemptions (note 5)                                                      -                   (27)                   (27)

Net earnings (loss)                                                      20                  (826)                  (806)
                                                                ------------        --------------         --------------

Balances at June 30, 2002                                       $        26         $      47,276          $      47,302
                                                                ============        ==============         ==============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2002                2001
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net (loss) earnings                                                                $          (806)    $           186
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
         Depreciation                                                                           2,399               2,397
         Increase (decrease) in allowance for doubtful accounts                                     2                 (45)
         Gain on sale of containers                                                                 -                 (12)
         Decrease (increase) in assets:
              Accounts receivable                                                                 105                 553
              Due from affiliates, net                                                             (2)                463
              Prepaid expenses                                                                      8                   8
         (Decrease) increase in liabilities:
              Accounts payable and accrued liabilities                                            (25)                (57)
              Accrued recovery costs                                                              (29)                 16
              Accrued damage protection plan costs                                                 (5)               (127)
              Deferred damage protection plan revenue                                              (8)                  -
                                                                                      ----------------    ----------------
                  Net cash provided by operating activities                                     1,639               3,382
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                               257                 261
   Container purchases                                                                            (33)               (867)
                                                                                      ----------------    ----------------
                  Net cash provided by (used in) investing activities                             224                (606)
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (27)                  -
   Distributions to partners                                                                   (2,247)             (3,153)
                                                                                      ----------------    ----------------
                  Net cash used in financing activities                                        (2,274)             (3,153)
                                                                                      ----------------    ----------------

Net decrease in cash                                                                             (411)               (377)

Cash at beginning of period                                                                     1,038               1,962
                                                                                      ----------------    ----------------

Cash at end of period                                                                 $           627     $         1,585
                                                                                      ================    ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of June 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

                                                               June 30        Dec. 31         June 30        Dec. 31
                                                                2002            2001           2001           2000
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Due to affiliates..............................             $  -           $24             $ -           $  -
     Container purchases payable....................              181             -               -            363

Distributions to partners included in:
     Due to affiliates..............................                3             5               6              6
     Deferred quarterly distributions...............               55            54              78             80

Proceeds from sale of containers included in:
     Due from affiliates............................               67            81              89            103

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

                                                                                               2002           2001
                                                                                               ----           ----

Container purchases recorded......................................................           $  190         $  504
Container purchases paid..........................................................               33            867

Distributions to partners declared................................................            2,246          3,151
Distributions to partners paid....................................................            2,247          3,153

Proceeds from sale of containers recorded.........................................              243            247
Proceeds from sale of containers received.........................................              257            261

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2002 and 2001 was $15 and $21, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2002 and December 31, 2001 and the results of its operations for the three and six-month periods ended June 30, 2002 and 2001 and changes in partners' capital, and cash flows for the six-month periods ended June 30, 2002 and 2001, have been made.

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

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results and cash flow.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $9 and $24 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2002 and 2001, respectively. The Partnership incurred $24 and $65 of incentive management fees during the three and six-month periods ended June 30, 2002, respectively, and $66 and $131, respectively, for the comparable periods in 2001. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $149 and $296 for the three and six-month periods ended June 30, 2002, respectively, and $175 and $373, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2002 and 2001 were as follows:


                                               Three months         Six months
                                              ended June 30,      ended June 30,
                                              --------------      --------------
                                              2002      2001      2002      2001
                                              ----      ----      ----      ----

               Salaries                       $ 86      $ 80      $174      $165
               Other                            47        59        99       124
                                               ---       ---       ---       ---
                 Total general and
                    administrative costs      $133      $139      $273      $289
                                               ===       ===       ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2002 and 2001:



                                               Three months         Six months
                                              ended June 30,      ended June 30,
                                              --------------      --------------
                                              2002      2001      2002      2001
                                              ----      ----      ----      ----

               TEM                            $114      $121      $232      $251
               TCC                              19        18        41        38
                                               ---       ---       ---       ---
                 Total general and
                    administrative costs      $133      $139      $273      $289
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

     At June 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                           2002             2001
                                                           ----             ----
                  Due from affiliates:
                           Due from TEM.............       $181             $179
                                                            ---              ---

                  Due to affiliates:
                           Due to TCC...............          8               20
                           Due to TL................          3                3
                                                            ---              ---
                                                             11               23
                                                            ---              ---

                       Due from affiliates, net            $170             $156
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

Note 3.   Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2002 and 2001:

                                                            2002            2001
                                                            ----            ----

              On-lease under master leases                10,682          10,730
              On-lease under long-term leases              6,142           5,322
                                                          ------          ------

                  Total on-lease containers               16,824          16,052
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2002 the Partnership's off-lease containers were in the following locations:

              Americas                                  1,989
              Europe                                    1,435
              Asia                                      4,349
              Other                                       212
                                                        -----

                  Total off-lease containers            7,985
                                                        =====

Note 4.   Container Rental Equipment

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2002 and 2001.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the six-month period ended June 30, 2002:


                                                           Units                Average
                                                          Redeemed          Redemption Price     Amount Paid
                                                          --------          ----------------     -----------

     Total Partnership redemptions as of
       December 31, 2001.....................              13,951                $14.87              $207

     Six-month period ended
       June 30, 2002.........................               2,875                $ 9.39                27
                                                           ------                                     ---

     Total Partnership redemptions as of
       June 30, 2002.........................              16,826                $13.91              $234
                                                           ======                                     ===

     The Partnership did not redeem any units during the six-month  period ended
     June 30, 2001. The redemption price is fixed by formula

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the six-month period ended June 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through May 2002, in the amount of $2,223. On a cash basis, $1,589 of these distributions were from current year operating activities and the balance was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2002, the Partnership redeemed 2,875 units for a total dollar amount of $27. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001 was $1,639 and $3,382, respectively. The decrease of $1,743, or 52%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable, and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations." Gross accounts receivable decreased $105 during the six-month period ended June 30, 2002, primarily due to the decrease in rental income, offset by an increase in the average collection period of accounts receivable. The decrease in accounts receivable of $553 during the six-month period ended June 30, 2001, was primarily due to a decrease in rental income and a decrease in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At June 30, 2002, the Partnership had no commitments to purchase containers.

For the six-month period ended June 30, 2002, net cash provided by investing activities (the purchase and sale of containers) was $224 compared to net cash used in investing activities of $606 for the same period in 2001. The fluctuation of $830 was primarily due to the decrease in cash used for container purchases. The decrease in cash used for container purchases was primarily due to the Partnership purchasing fewer containers during the six-month period ended June 30, 2002 than in the same period in 2001, as well as due to timing differences in the accrual and payment of these purchases. Proceeds from container sales were comparable between the periods as the increase in number of containers sold was offset by the decrease in the average sales price received on container sales. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2002             2001
                                                           ----             ----

          Beginning container fleet...............       24,885           24,532
          Ending container fleet..................       24,809           24,691
          Average container fleet.................       24,847           24,612


As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend toward a smaller average container fleet. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 58% and 70% during the six-month periods ended June 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:


      Americas                                     1,989
      Europe                                       1,435
      Asia                                         4,349
      Other                                          212
                                                   -----
          Total off-lease containers               7,985
                                                   =====


In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 9% between the periods.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2002 and 2001.

The Partnership's (loss) income from operations for the six-month periods ended June 30, 2002 and 2001 was ($815) and $137, respectively, on rental income of $4,221 and $5,338, respectively. The decrease in rental income of $1,117, or 21%, from the six-month period ended June 30, 2001 to the comparable period in 2002 was attributable to a decrease in container rental income, offset by an increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $1,224, or 25%, primarily due to the decreases in the average on-hire utilization of 17% and average rental rates of 9% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets which, combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

Utilization improved steadily beginning in March 2002 due to:
o     An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of strong demand
o     Fewer purchases of new containers by container lessors and shipping lines.

This utilization improvement has continued into the third quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore decline again and result in a decline in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some containers located in low demand locations, but primarily only those containers that were damaged. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see the chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet and a lower average container cost compared to these other Partnerships. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2002 and 2001.

The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2002, the total of these other rental income items was $605, an increase of $107 from the equivalent period in 2001. The increase in other rental income was primarily due to the increase in location and handling income of $90 and $46, respectively, offset by a decrease in DPP income of $30. Location income increased primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. The increase in location income was partially offset by a decrease in charges to lessees for dropping off containers in surplus locations. The increase in handling income was due to the increase in the average handling charge per container and the increase in container movement. DPP income declined due to a decrease in the number of containers covered under DPP, offset by an increase in the average DPP price charged per container.

Direct container expenses decreased $98, or 5%, from the six-month period ended June 30, 2001 to the equivalent period in 2002. The decrease was primarily due to the decrease in repositioning expense of $320, offset by the increase in storage expense of $266. Repositioning expense decreased due to the decrease in the average cost of repositioning containers, offset by the increase in the number of containers repositioned. Storage expense increased primarily due to the decrease in average utilization noted above.

Bad debt benefit was $5 and $25 for the six-month periods ended June 30, 2002 and 2001, respectively. Fluctuations in bad debt benefit reflect the adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the six-month periods ended June 30, 2002 and 2001 reflect lower reserve requirements from December 31, 2001 and 2000, respectively.

Depreciation expense was comparable at $2,399 and $2,397 during the six-month periods ended June 30, 2002, and 2001, respectively.

Management fees to affiliates decreased $143, or 28%, from the six-month period ended June 30, 2001 to the comparable period in 2002, due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased primarily due to the decrease in the amount of distributions paid from cash from operations between the two periods.

General and administrative costs to affiliates decreased $16, or 6%, from the six-month period ended June 30, 2001 to the comparable period in 2002, primarily due to the decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Gain on sale of containers was $0 and ($12) during the six-month periods ended June 30, 2002 and 2001, respectively.

Net earnings (loss) per limited partnership unit fluctuated from $0.04 to ($0.19) from the six-month period ended June 30, 2001 to the same period in 2002, respectively, reflecting the fluctuation in net earnings (loss) allocated to limited partners from $156 to ($826), respectively. The allocation of net earnings (loss) for both the six-month periods ended June 30, 2002 and 2001 included a special allocation of gross income to the General Partners of $28 in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2002 and 2001.

The Partnership's loss from operations for the three-month periods ending June 30, 2002 and 2001 was $455 and $85, on rental income of $2,127 and $2,504, respectively. The decrease in rental income of $377, or 15%, from the three-month period ended June 30, 2001 to the comparable period in 2002 was attributable to the decrease in container rental income, offset by the increase in other rental income. Income from container rentals decreased $447, or 19%, primarily due to the decreases in average rental rates of 13% and the average on-hire utilization of 9%.

Other rental income was $276 for the three-month period ended June 30, 2002, an increase of $70 from the equivalent period in 2001. The increase was primarily due to increases in location and handling income of $46 and $44, respectively, offset by a decrease in DPP income of $20. Location income increased primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. The increase in location income was partially offset by the decline in charges to lessees for dropping off containers in surplus locations. Handling income increased primarily due to the increase in container movement. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container.

Direct  container  expenses  increased $35, or 4%, from the  three-month  period ending June 30, 2001 to the equivalent period in 2002, primarily due to increases in storage, DPP and handling expenses of $56, $15 and $12 respectively, offset by a decrease in repositioning expense of $48. Storage expense increased primarily due to the decrease in average utilization noted above. DPP expense increased due to an increase in the average DPP repair cost per container. Handling expenses increased primarily due to the increase in container movement. Repositioning expense decreased due to the decrease in the average repositioning cost per container, offset by the increase in the number of containers repositioned.

Bad debt benefit decreased from $19 for the three-month period ended June 30, 2001 to $9 for the comparable period in 2002. The decline was due to a lower adjustment to bad debt reserve during the three-month period ended June 30, 2002 compared to the same period in 2001.

Depreciation expense was comparable at $1,199 for both the three-month periods ended June 30, 2002 and 2001.

Management fees to affiliates decreased $68, or 28%, from the three-month period ended June 30, 2001 to the comparable period in 2002, due to decreases in incentive and equipment management fees. Incentive management fees decreased primarily due to the decrease in the amount of distributions paid from cash from operations between the two periods. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $6, or 4%, from the three-month period ended June 30, 2001 to the comparable period in 2002. The decrease was primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain on sale of containers increased from $3 for the three-month period ended June 30, 2001 to $15 for the equivalent period in 2002.

Net loss per limited partnership unit increased from $0.02 to $0.10 from the three-month period ended June 30, 2001 to the same period in 2002, respectively, reflecting the increase in net loss allocated to limited partners from $78 to $460, respectively. The allocation of net loss included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

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

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results and cash flow.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

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


                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner



                                   By _______________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:   August 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

____________________________________     Senior Vice President,                         August 8, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




____________________________________     President (Principal Executive                 August 8, 2002
John A. Maccarone                        Officer)




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


                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      _______________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date: August 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date

/s/Ernest J. Furtado
____________________________________        Senior Vice President,                            August 8, 2002
Ernest J. Furtado                           (Principal Financial and
                                            Accounting Officer) and
                                            Secretary



/s/John A. Maccarone
____________________________________        President (Principal Executive                    August 8, 2002
John A. Maccarone                           Officer)
