Form 10-Q
period 2003-03-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2003-05-13
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2003.

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


                  For the quarterly period ended March 31, 2003


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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 2003 and
          December 31, 2002.................................................................................    3


          Statements of Operations for the three months
          ended March 31, 2003 and 2002.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2003 and 2002.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002.....................................................................    6


          Notes to Financial Statements ....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   14


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   20


Item 4.   Controls and Procedures...........................................................................   20



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------

                                                                        2003                2002
                                                                   --------------       ------------
Assets
Container rental equipment, net of accumulated
   depreciation of $37,787 (2002:  $36,486) (note 4)              $       41,931       $     43,043
Cash                                                                       1,332                976
Accounts receivable, net of allowance
   for doubtful accounts of $109 (2002:  $134)                             2,513              2,271
Due from affiliates, net (note 2)                                            292                110
Prepaid expenses                                                               9                 25
                                                                   --------------       ------------

                                                                  $       46,077       $     46,425
                                                                   ==============       ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                               $          289       $        227
   Accrued liabilities                                                       227                277
   Accrued recovery costs                                                    194                189
   Accrued damage protection plan costs                                      250                252
   Deferred damage protection plan revenue                                   175                175
   Deferred quarterly distributions                                           57                 57
   Container purchases payable                                               389                  -
                                                                   --------------       ------------

          Total liabilities                                                1,581              1,177
                                                                   --------------       ------------

Partners' capital:
   General partners                                                           23                 24
   Limited partners                                                       44,473             45,224
                                                                   --------------       ------------

          Total partners' capital                                         44,496             45,248
                                                                   --------------       ------------


                                                                  $       46,077       $     46,425
                                                                   ==============       ============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------

                                                                     2003                  2002
                                                                --------------        -------------
Rental income                                                  $        2,940        $       2,095
                                                                --------------        -------------

Costs and expenses:
   Direct container expenses                                              678                  846
   Bad debt (benefit) expense                                              (4)                   5
   Depreciation (note 4)                                                1,408                1,201
   Professional fees                                                        8                   12
   Management fees to affiliates (note 2)                                 250                  188
   General and administrative costs to affiliates (note 2)                142                  140
   Other general and administrative costs                                  18                   48
   (Gain) loss on sale of containers                                       (7)                  15
                                                                --------------        -------------

                                                                        2,493                2,455
                                                                --------------        -------------

       Income (loss) from operations                                      447                 (360)
                                                                --------------        -------------

   Interest income                                                          3                    4
                                                                --------------        -------------

       Net earnings (loss)                                     $          450        $        (356)
                                                                ==============        =============

Allocation of net earnings (loss) (note 2):
   General partners                                            $           11        $          10
   Limited partners                                                       439                 (366)
                                                                --------------        -------------

                                                               $          450        $        (356)
                                                                ==============        =============

Limited partners' per unit share of
       net earnings (loss)                                     $         0.10        $       (0.08)
                                                                ==============        =============

Limited partners' per unit share
       of distributions                                        $         0.25        $        0.25
                                                                ==============        =============

Weighted average number of limited
       partnership units outstanding                                4,422,733            4,446,518
                                                                ==============        =============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                     Partners' Capital
                                                                -----------------------------------------------------------
                                                                   General                Limited                 Total
                                                                --------------        --------------         --------------
Balances at January 1, 2002                                    $           29        $       50,352         $       50,381

Distributions                                                             (12)               (1,112)                (1,124)

Redemptions (note 5)                                                        -                   (27)                   (27)

Net earnings (loss)                                                        10                  (366)                  (356)
                                                                --------------        --------------         --------------

Balances at March 31, 2002                                     $           27        $       48,847         $       48,874
                                                                ==============        ==============         ==============

Balances at January 1, 2003                                    $           24        $       45,224         $       45,248

Distributions                                                             (12)               (1,107)                (1,119)

Redemptions (note 5)                                                        -                   (83)                   (83)

Net earnings                                                               11                   439                    450
                                                                --------------        --------------         --------------

Balances at March 31, 2003                                     $           23        $       44,473         $       44,496
                                                                ==============        ==============         ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2003                2002
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                               $            450    $           (356)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
         Depreciation (note 4)                                                                  1,408               1,201
         (Decrease) increase in allowance for doubtful accounts                                   (25)                  5
         (Gain) loss on sale of containers                                                         (7)                 15
         Decrease (increase) in assets:
             Accounts receivable                                                                 (215)                136
             Due from affiliates, net                                                            (139)                 88
             Prepaid expenses                                                                      16                   4
         Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                              12                  14
             Accrued recovery costs                                                                 5                 (29)
             Accrued damage protection plan costs                                                  (2)                (13)
             Deferred damage protection plan revenue                                                -                 (11)
                                                                                      ----------------    ----------------
             Net cash provided by operating activities                                          1,503               1,054
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                                55                 131
   Container purchases                                                                              -                 (25)
                                                                                      ----------------    ----------------
             Net cash provided by investing activities                                             55                 106
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (83)                (27)
   Distributions to partners                                                                   (1,119)             (1,126)
                                                                                      ----------------    ----------------
             Net cash used in financing activities                                             (1,202)             (1,153)
                                                                                      ----------------    ----------------

Net increase in cash                                                                              356                   7

Cash at beginning of period                                                                       976               1,038
                                                                                      ----------------    ----------------

Cash at end of period                                                                $          1,332    $          1,045
                                                                                      ================    ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of March 31, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

                                                               Mar. 31        Dec. 31         Mar. 31        Dec. 31
                                                                 2003          2002             2002           2001
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Due to affiliates..............................             $  -           $ -              $ -            $24
     Container purchases payable....................              389             -                -              -

Distributions to partners included in:
     Due to affiliates..............................                3             3                3              5
     Deferred quarterly distributions...............               57            57               54             54

Proceeds from sale of containers included in:
     Due from affiliates............................               93            50               93             81

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

                                                                                                2003           2002
                                                                                                ----           ----

Container purchases recorded......................................                            $  389         $    1
Container purchases paid..........................................                                 -             25

Distributions to partners declared................................                             1,119          1,124
Distributions to partners paid....................................                             1,119          1,126

Proceeds from sale of containers recorded.........................                                98            143
Proceeds from sale of containers received.........................                                55            131

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the three-month periods ended March 31, 2003 and 2002 was $2 and $16, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2003 and December 31, 2002 and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's audited financial statements as of and for the year ended December 31, 2002, in the Annual Report filed on Form 10-K.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.


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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. During the three-month period ended March 31, 2003, the Partnership capitalized $18 of acquisition fees. There were no container acquisition fees capitalized during the three-month period ended March 31, 2002. The Partnership incurred $45 and $41 of incentive management fees during the three-month periods ended March 31, 2003 and 2002, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $205 and $147 for the three-month periods ended March 31, 2003 and 2002, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2003 and 2002 were as follows:

                                                       2003         2002
                                                       ----         ----

               Salaries                                $ 76         $ 76
               Other                                     66           64
                                                        ---          ---
                 Total general and
                    administrative costs               $142         $140
                                                        ===          ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                                       2003         2002
                                                       ----         ----

               TEM                                     $124         $118
               TCC                                       18           22
                                                        ---          ---
                 Total general and
                    administrative costs               $142         $140
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


     At March 31, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                            2003          2002
                                                            ----          ----
          Due from affiliates:
                     Due from TEM..................         $314          $129
                                                             ---           ---

          Due to affiliates:
                   Due to TCC......................           19            16
                   Due to TL.......................            3             3
                                                             ---           ---
                                                              22            19
                                                             ---           ---

            Due from affiliates, net                        $292          $110
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2003 and 2002:

                                                         2003          2002
                                                         ----          ----

              On-lease under master leases             13,358         9,481
              On-lease under long-term leases           7,572         4,989
                                                       ------        ------

                  Total on-lease containers            20,930        14,470
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2003 and 2002 the Partnership's off-lease containers were located in the following locations:


                                                    2003         2002
                                                    ----         ----

              Americas                             1,790        2,195
              Europe                               1,100        1,764
              Asia                                   826        6,126
              Others                                 172          237
                                                   -----       ------

              Total off-lease containers           3,888       10,322
                                                   =====       ======

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $217. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2003 and 2002.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2003 and 2002:


                                                            Units               Average
                                                          Redeemed          Redemption Price     Amount Paid
                                                          --------          ----------------     -----------

     Total Partnership redemptions as of
      December 31, 2001....................                13,951               $14.87               $207

     Three-month period ended:
      March 31, 2002.......................                 2,875               $ 9.39                 27
                                                           ------                                     ---

     Total Partnership redemptions as of
      March 31, 2002.......................                16,826               $13.91               $234
                                                           ======                                     ===

     Total Partnership redemptions as of
      December 31, 2002....................                29,911               $11.33               $339

     Three-month period ended:
      March 31, 2003.......................                10,700               $ 7.75                 83
                                                           ------                                     ---

     Total Partnership redemptions as of
      March 31, 2003.......................                40,611               $10.39               $422
                                                           ======                                     ===

     The redemption price is fixed by formula in accordance with the Partnership
     Agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the three-month period ended March 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through February 2003 in the amount of $1,107. On a cash basis, as reflected on the Statements of Cash Flows, after redemptions and general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, after redemptions, $356 of these distributions were from current year earnings and $751 was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2003 , the Partnership redeemed 10,700 units for a total dollar amount of $83. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2003 and 2002 was $1,503 and $1,054, respectively. The increase of $449, or 43%, was primarily attributable to the fluctuation in net earnings
(loss), adjusted for non-cash transactions, offset by the fluctuations in gross accounts receivable and due from affiliates, net. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income, and decrease in direct container expense. These fluctuations are discussed more fully in "Results of Operations." Gross accounts receivable increased $215 during the three-month period ended March 31, 2003, primarily due to the increase in rental income. The decrease in accounts receivable of $136 for the three-month period ended March 31, 2002, was primarily due to the decrease in rental income and the write-off of certain receivables that had previously been reserved for. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as fluctuations in these amounts.

At March 31, 2003, the Partnership had no commitments to purchase containers.

For the three-month period ended March 31, 2003 and 2002, net cash provided by investing activities (the purchase and sale of containers) was $55 compared to $106 for the same period in 2002. The fluctuation of $51 was due to the decrease in proceeds from container sales, offset by the decrease in cash used for container purchases. Although the Partnership purchased containers during the three-month period ended March 31, 2003, it had not yet paid for these containers as of March 31, 2003. Proceeds from container sales decreased primarily due to the decrease in the average sales price received on container sales. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incur the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Reinvestment is expected to continue until the Partnership begins its liquidation phase. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                         2003         2002
                                                         ----         ----

          Beginning container fleet...............     24,682       24,885
          Ending container fleet..................     24,818       24,792
          Average container fleet.................     24,750       24,839

As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend toward a smaller average container fleet. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 83% and 55% during the three-month periods ended March 31, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, utilization was 84% and 58%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:


                                                    2003         2002
                                                    ----         ----

      Americas                                     1,790        2,195
      Europe                                       1,100        1,764
      Asia                                           826        6,126
      Others                                         172          237
                                                   -----       ------
          Total off-lease containers               3,888       10,322
                                                   =====       ======


In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 12% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2003 and 2002, 36% and 34%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ended March 31, 2003 and 2002 was $447 and ($360), respectively, on rental income of $2,940 and $2,095, respectively. The increase in rental income of $845, or 40%, from the three-month period ended March 31, 2002 to the comparable period in 2003 was attributable to an increase in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $645, or 37%, primarily due to the increase in the average on-hire utilization of 51%, offset by the decrease in average rental rates of 12%, between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o     An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand. Rental rates also declined slightly primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization since early in 2002, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations, but primarily only those containers that were damaged. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2003, the total of these other rental income items was $529, an increase of $200 from the equivalent period in 2002. The increase in other rental income was primarily due to the increase in location and DPP income of $168 and $29, respectively. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. DPP income increased primarily due to an increase in the number of containers covered under DPP, offset by a decrease in average DPP price charged per container.

Direct container expenses decreased $168, or 20%, from the three-month period ended March 31, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $378, offset by the increase in repositioning expense of $210. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer, more expensive average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt (benefit) expense was ($4) and $5 for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefit recorded during the three-month period ended March 31, 2003 reflects a lower reserve requirement from December 31, 2002. The expense recorded during the comparable period in 2002 reflects a higher reserve requirement from December 31, 2001.

Depreciation expense increased $207, or 17%, from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $217. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

Current market conditions continue to cause a decline in the economic value of used containers. The average sales price for containers sold by the Partnership as well as other Partnerships managed by the General Partners has decreased. Additionally, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the younger age of the Partnership's container fleet. Sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. The Partnership will continue to evaluate whether write-downs are necessary for its container rental equipment.

New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the three-month periods ended March 31, 2003 and 2002.

Management fees to affiliates increased $62, or 33%, from the three-month period ended March 31, 2002 to the comparable period in 2003. The increase was due to the increases in both equipment and incentive management fees. Equipment management fees increased due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for these periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations increased primarily due to the increase in distributions paid from cash from operations.

General and administrative costs to affiliates were comparable at $142 and $140 during the three-month periods ended March 31, 2003 and 2002, respectively.

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

Other general and administrative costs decreased $30 from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Gain (loss) on sale of containers fluctuated from a loss of $15 for the three-month period ended March 31, 2002 to a gain of $7 for the comparable period in 2003.

Net (loss) earnings per limited partnership unit fluctuated from ($0.08) for the three-month period ended March 31, 2002 to $0.10 during the same period in 2003, respectively, reflecting the fluctuation in net (loss) earnings allocated to limited partners from ($366) to $439, respectively. The allocation of net earnings (loss) for the three-month periods ended March 31, 2003 and 2002 included special allocations of gross income to the General Partners of $6 and $14, respectively, in accordance with the Partnership Agreement.

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


Date:   May 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



__________________________________       Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary




__________________________________       President                                      May 13, 2003
John A. Maccarone


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


               TEXTAINER EQUIPMENT INCOME FUND V, L.P.
               A California Limited Partnership

               By Textainer Capital Corporation
               The Managing General Partner



               By /s/Ernest J. Furtado
                  ___________________________________
                  Ernest J. Furtado
                  Chief Financial Officer



Date: May 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

/s/Ernest J. Furtado
_________________________________        Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone
_________________________________        President                                      May 13, 2003
John A. Maccarone

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


May 13, 2003

                                   /s/ John A. Maccarone
                                   ______________________________________
                                   John A. Maccarone
                                   President and Director of TCC

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


May 13, 2003

                               /s/ Ernest J. Furtado
                               ________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TCC

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund V, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



May 13, 2003



                             By  /s/ John A. Maccarone
                                 __________________________________________
                                 John A. Maccarone
                                 President and Director of TCC






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund V, L.P. (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



May 13, 2003



                           By  /s/ Ernest J. Furtado
                               _______________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TCC






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.