Form 10-Q
period 2003-06-30
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2003-08-12
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 12, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2003.

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


                  For the quarterly period ended June 30, 2003


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I   Financial Information

    Item 1.   Financial Statements (unaudited)

          Balance Sheets - June 30, 2003 and
          December 31, 2002.................................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2003 and 2002......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2003 and 2002......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002......................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................   14


    Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................   21


    Item 4.   Controls and Procedures.......................................................................   21


Part II   Other Information

    Item 6.   Exhibits and Reports on Form 8-K..............................................................   22


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------

                                                                        2003                2002
                                                                   --------------       ------------
Assets
Container rental equipment, net of accumulated
   depreciation of $39,059 (2002:  $36,486) (note 4)               $      40,430        $    43,043
Cash                                                                       1,682                976
Accounts receivable, net of allowance
   for doubtful accounts of $150 (2002:  $134)                             2,237              2,271
Due from affiliates, net (note 2)                                            305                110
Prepaid expenses                                                               4                 25
                                                                   --------------       ------------

                                                                   $      44,658        $    46,425
                                                                   ==============       ============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                $         282        $       227
   Accrued liabilities                                                       217                277
   Accrued recovery costs                                                    187                189
   Accrued damage protection plan costs                                      293                252
   Deferred damage protection plan revenue                                   175                175
   Deferred quarterly distributions                                           58                 57
                                                                   --------------       ------------

          Total liabilities                                                1,212              1,177
                                                                   --------------       ------------

Partners' capital:
   General partners                                                           22                 24
   Limited partners                                                       43,424             45,224
                                                                   --------------       ------------

          Total partners' capital                                         43,446             45,248
                                                                   --------------       ------------

   Commitments (note 6)
                                                                   $      44,658        $    46,425
                                                                   ==============       ============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                             Three months       Three months         Six months         Six months
                                                                 Ended              Ended              Ended              Ended
                                                             June 30, 2003      June 30, 2002      June 30, 2003      June 30, 2002
                                                             -------------      -------------      -------------      -------------
Rental income                                                $      2,787       $      2,127       $      5,727       $      4,221
                                                             -------------      -------------      -------------      -------------

Costs and expenses:
   Direct container expenses                                          863              1,035              1,541              1,882
   Bad debt expense (benefit)                                          41                 (9)                37                 (5)
   Depreciation (note 4)                                            1,409              1,199              2,817              2,399
   Professional fees                                                   10                 16                 19                 28
   Management fees to affiliates (note 2)                             242                173                492                361
   General and administrative costs to affiliates (note 2)            132                133                274                273
   Other general and administrative costs                              19                 50                 37                 98
   Loss (gain) on sale of containers                                    8                (15)                 1                  -
                                                             -------------      -------------      -------------      -------------

                                                                    2,724              2,582              5,218              5,036
                                                             -------------      -------------      -------------      -------------

   Income (loss) from operations                                       63               (455)               509               (815)
                                                             -------------      -------------      -------------      -------------

Interest income                                                         3                  5                  7                  9
                                                             -------------      -------------      -------------      -------------

   Net earnings (loss)                                       $         66       $       (450)      $        516       $       (806)
                                                             =============      =============      =============      =============

Allocation of net earnings (loss) (note 2):
   General partners                                          $         10       $         10       $         21       $         20
   Limited partners                                                    56               (460)               495               (826)
                                                             -------------      -------------      -------------     --------------

                                                             $         66       $       (450)      $        516       $       (806)
                                                             =============      =============      =============     ==============

Limited partners' per unit share
   of net earnings (loss)                                    $       0.01       $      (0.10)      $       0.11       $      (0.19)
                                                             =============      =============     =============      ==============

Limited partners' per unit share
   of distributions                                          $       0.25       $       0.25       $       0.50       $       0.50
                                                             =============      =============      =============      =============

Weighted average number of limited
   partnership units outstanding                                4,422,733          4,446,518          4,422,733          4,446,518
                                                             =============      =============      =============      =============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                  Partners' Capital
                                                                -----------------------------------------------------
                                                                  General             Limited                Total
                                                                ------------        ------------         ------------
Balances at January 1, 2002                                     $        29         $    50,352          $    50,381

Distributions                                                           (23)             (2,223)              (2,246)

Redemptions (note 5)                                                      -                 (27)                 (27)

Net earnings (loss)                                                      20                (826)                (806)
                                                                ------------        ------------         ------------

Balances at June 30, 2002                                       $        26         $    47,276          $    47,302
                                                                ============        ============         ============

Balances at January 1, 2003                                     $        24         $    45,224          $    45,248

Distributions                                                           (23)             (2,212)              (2,235)

Redemptions (note 5)                                                      -                 (83)                 (83)

Net earnings                                                             21                 495                  516
                                                                ------------        ------------         ------------

Balances at June 30, 2003                                       $        22         $    43,424          $    43,446
                                                                ============        ============         ============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            2003                2002
                                                                                      ----------------    ----------------
Cash flows from operating activities:
   Net earnings (loss)                                                                $           516     $          (806)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
         Depreciation (note 4)                                                                  2,817               2,399
         Increase in allowance for doubtful accounts                                               16                   2
         Loss on sale of containers                                                                 1                   -
         Decrease (increase) in assets:
              Accounts receivable                                                                  28                 105
              Due from affiliates, net                                                           (189)                 (2)
              Prepaid expenses                                                                     21                   8
         (Decrease) increase in liabilities:
              Accounts payable and accrued liabilities                                             (5)                (25)
              Accrued recovery costs                                                               (2)                (29)
              Accrued damage protection plan costs                                                 41                  (5)
              Deferred damage protection plan revenue                                               -                  (8)
                                                                                      ----------------    ----------------
                    Net cash provided by operating activities                                   3,244               1,639
                                                                                      ----------------    ----------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                               197                 257
   Container purchases                                                                           (418)                (33)
                                                                                      ----------------    ----------------
                    Net cash (used in) provided by investing activities                          (221)                224
                                                                                      ----------------    ----------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (83)                (27)
   Distributions to partners                                                                   (2,234)             (2,247)
                                                                                      ----------------    ----------------
                    Net cash used in financing activities                                      (2,317)             (2,247)
                                                                                      ----------------    ----------------

Net increase (decrease) in cash                                                                   706                (411)

Cash at beginning of period                                                                       976               1,038
                                                                                      ----------------    ----------------

Cash at end of period                                                                 $         1,682     $           627
                                                                                      ================    ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received as of June 30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                               June 30        Dec. 31         June 30        Dec. 31
                                                                2003           2002            2002           2001
                                                             -----------    -----------     -----------    -----------
Container purchases included in:
     Due to affiliates..............................            $  -           $  -           $   -           $ 24
     Container purchases payable....................               -              -             181              -

Distributions to partners included in:
     Due to affiliates..............................               3              3               3              5
     Deferred quarterly distributions...............              58             57              55             54

Proceeds from sale of containers included in:
     Due from affiliates............................              56             50              67             81

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                                                               2003           2002
                                                                                               ----           ----

Container purchases recorded......................................                           $  418         $  190
Container purchases paid..........................................                              418             33

Distributions to partners declared................................                            2,235          2,246
Distributions to partners paid....................................                            2,234          2,247

Proceeds from sale of containers recorded.........................                              203            243
Proceeds from sale of containers received.........................                              197            257

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2003 and 2002 was $10 and $15, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

     Textainer Equipment Income Fund V, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1993. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2003 and December 31, 2002 and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and changes in partners' capital, and cash flows for the six-month periods ended June 30, 2003 and 2002, have been made.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $19 and $9 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2003 and 2002, respectively. The Partnership incurred $46 and $91 of incentive management fees during the three and six-month periods ended June 30, 2003, respectively, and $24 and $65, respectively, for the comparable periods in 2002. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $196 and $401 for the three and six-month periods ended June 30, 2003, respectively, and $149 and $296, respectively, for the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2003 and 2002 were as follows:

                                            Three months         Six months
                                           ended June 30,      ended June 30,
                                           --------------      --------------
                                           2003     2002       2003      2002
                                           ----     ----       ----      ----

               Salaries                    $ 76     $ 86       $151      $174
               Other                         56       47        123        99
                                            ---      ---        ---       ---
                 Total general and
                    administrative costs   $132     $133       $274      $273
                                            ===      ===        ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2003 and 2002:


                                            Three months         Six months
                                           ended June 30,      ended June 30,
                                           --------------      --------------
                                           2003     2002       2003      2002
                                           ----     ----       ----      ----

               TEM                         $115     $114       $239      $232
               TCC                           17       19         35        41
                                            ---      ---        ---       ---
                 Total general and
                    administrative costs   $132     $133       $274      $273
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

     At June 30, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                              2003        2002
                                                              ----        ----
             Due from affiliates:
                      Due from TEM..................          $319        $129
                                                               ---         ---

             Due to affiliates:
                      Due to TCC....................            11          16
                      Due to TL.....................             3           3
                                                               ---         ---
                                                                14          19
                                                               ---         ---

                  Due from affiliates, net                    $305        $110
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

Note 3.   Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2003 and 2002:

                                                       2003         2002
                                                       ----         ----

            On-lease under master leases             12,216       10,682
            On-lease under long-term leases           9,069        6,142
                                                     ------       ------

                Total on-lease containers            21,285       16,824
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At June 30, 2003 and 2002 the Partnership's off-lease containers were in the following locations:


                                                         2003        2002
                                                         ----        ----

              Americas                                  1,621       1,989
              Europe                                      772       1,435
              Asia                                        937       4,349
              Other                                       125         212
                                                        -----       -----

                  Total off-lease containers            3,455       7,985
                                                        =====       =====

Note 4.   Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and six-month periods ended June 30, 2003 was an increase to depreciation expense of $214 and $431. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2003 and 2002.

     The Partnership will continue to evaluate the recoverability of recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.


Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2003 and 2002:


                                                           Units                Average
                                                          Redeemed          Redemption Price     Amount Paid
                                                          --------          ----------------     -----------
     Total Partnership redemptions as of
        December 31, 2001.........................         13,951                 $14.87              $207

     Six-month period ended
        June 30, 2002.............................          2,875                 $ 9.39                27
                                                           ------                                      ---

     Total Partnership redemptions as of
        June 30, 2002.............................         16,826                 $13.91              $234
                                                           ======                                      ===

     Total Partnership redemptions as of
        December 31, 2002.........................         29,911                 $11.33              $339

     Six-month period ended
        June 30, 2003.............................         10,700                 $ 7.75                83
                                                           ------                                      ---

     Total Partnership redemptions as of
        June 30, 2003.............................         40,611                 $10.39              $422
                                                           ======                                      ===


     The redemption price is fixed by formula in accordance with the Partnership Agreement.

Note 6.  Commitments

     At June 30, 2003, the Partnership has committed to purchase 150 new containers at an approximate total purchase price of $314, which includes acquisition fees of $15. This commitment was made to TEM, which as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital, cash flow from operating activities prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income is affected by market conditions for leased containers. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the six-month period ended June 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through May 2003, in the amount of $2,212. On a cash basis, as reflected on the Statements of Cash Flows, after redemptions and general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, after redemptions, $412 of these distributions were from current year earnings and $1,800 was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2003, the Partnership redeemed 10,700 units for a total dollar amount of $83. The Partnership used cash flow from operating activities to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2003 and 2002 was $3,244 and $1,639 respectively. The increase of $1,605, or 98%, was primarily attributable to the fluctuation in net earnings (loss), adjusted for non-cash transactions, offset by the fluctuations in due from affiliates, net. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the increase in rental income, and decrease in direct container expenses. These fluctuations are discussed more fully in "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

At June 30, 2003, the Partnership has committed to purchase 150 new containers at an approximate total purchase price of $314, which includes acquisition fees of $15. At June 30, 2003, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

For the six-month period ended June 30, 2003, net cash used in investing activities (the purchase and sale of containers) was $221 compared to net cash provided by investing activities of $224 for the same period in 2002. The fluctuation of $445 was due to the increase in cash used for container purchases and the decrease in proceeds from container sales. Cash used for container purchases increased due to the Partnership purchasing more containers during the six-month period ended June 30, 2003 compared to the same period in 2002. This increase was partially offset by a lower average purchase price. Although the Partnership sold more containers, proceeds from container sales decreased primarily due to the decrease in the average sales price received on container sales. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Some containers sold were in low demand locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incur the expense of repositioning them. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales prices, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                        2003          2002
                                                        ----          ----

          Beginning container fleet...............    24,682        24,885
          Ending container fleet..................    24,740        24,809
          Average container fleet.................    24,711        24,847

As noted above, when containers are sold, sales proceeds are not likely to be sufficient to replace all of the containers sold, which is likely to result in a trend toward a smaller average container fleet. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 84% and 58% during the six-month periods ended June 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At June 30, 2003 and 2002, utilization was 86% and 68%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations.

                                                    2003             2002
                                                    ----             ----

      Americas                                     1,621            1,989
      Europe                                         772            1,435
      Asia                                           937            4,349
      Other                                          125              212
                                                   -----            -----
          Total off-lease containers               3,455            7,985
                                                   =====            =====

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 9% between the periods. Average rental rates declined under both master and long term leases, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers have been on lease under long term leases. At June 30, 2003 and 2002, 43% and 37% respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the six-month periods ended June 30, 2003 and 2002 was $509 and ($815), respectively, on rental income of $5,727 and $4,221, respectively. The increase in rental income of $1,506, or 36%, from the six-month period ended June 30, 2002 to the comparable period in 2003 was attributable to an increase in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $1,261, or 35%, primarily due to the increase in average on-hire utilization of 45%, offset by the decrease in average rental rates of 9% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, and then improved slightly during the second quarter of 2003. Rental rates also declined slightly in 2003 primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months as the peak-shipping season begins. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. Although the majority of the containers sold in low demand locations were damaged containers, the Partnership sold some undamaged containers in these locations as well.

New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business. Based on this evaluation, the Partnership determined that reductions to the carrying value of these containers were not required during the six-month periods ended June 30, 2003 and 2002. However, other Partnerships managed by the General Partners have recorded write-downs and losses on certain older containers. Many of these containers have been located in low demand locations. There have been no such losses or write-downs recorded by the Partnership primarily due to the young age of the Partnership's container fleet. As noted above, sales by the Partnership in these low demand locations have been generally limited to damaged containers. However, as the container fleet ages, the Partnership may incur losses and/or write-downs on the sale of its older containers located in low demand locations, if existing market conditions continue. The Partnership will continue to evaluate whether write-downs are necessary for its container rental equipment.

Additionally, current market conditions continue to cause a decline in the economic value of used containers. The average sales prices for containers sold by the Partnership as well as other Partnerships managed by the General Partners have decreased. The decrease is primarily due to a surplus of used containers available for sale.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2003, the total of these other rental income items was $850, an increase of $245 from the equivalent period in 2002. The increase was primarily due to increases in location and DPP income of $190 and $93, respectively, offset by the decrease in handling income of $46. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. DPP income increased primarily due to an increase in the number of containers covered under DPP. Handling income decreased primarily due to the decline in container movement.

Direct container expenses decreased $341, or 18%, from the six-month period ended June 30, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $700, offset by the increase in repositioning expense of $318. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain location as discussed above and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense (benefit) was $37 and ($5) for the six-month periods ended June 30, 2003 and 2002, respectively. Fluctuations in bad debt expense (benefit) reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the six-month period ended June 30, 2003 reflects a higher reserve requirement from December 31, 2002. The benefit recorded during the comparable period in 2002 reflects a lower reserve requirements from December 31, 2001.

Depreciation expense increased $418, or 17%, from the six-month period ended June 30, 2002, to the same period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the six-month period ended June 30, 2003 was an increase to depreciation expense of $431. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

Management fees to affiliates increased $131, or 36%, from the six-month period ended June 30, 2002 to the comparable period in 2003. The increase was due to increases in both equipment and incentive management fees. Equipment management fees increased due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations increased primarily due to the increase in these distributions.

General and administrative costs to affiliates was comparable at $274 and $273 during the six-month periods ended June 30, 2003, and 2002, respectively.

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

Other general and administrative costs decreased $61 from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers increased from $0 to $1 for the six-month period ended June 30, 2002 to the comparable period in 2003.

Net (loss) earnings per limited partnership unit fluctuated from ($0.19) to $0.11 from the six-month period ended June 30, 2002 to the same period in 2003, respectively, reflecting the fluctuation in net (loss) earnings allocated to limited partners from ($826) to $495, respectively. The allocation of net earnings (loss) for the six-month periods ended June 30, 2003 and 2002 included a special allocation of gross income to the General Partners of $16 and $28, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2003 and 2002 was $63 and ($455), respectively, on rental income of $2,787 and $2,127, respectively. The increase in rental income of $660, or 31%, from the three-month period ended June 30, 2002 to the comparable period in 2003 was attributable to increases in container rental income and other rental income. Income from container rentals increased $615, or 33%, primarily due to the increase in the average on-hire utilization of 39%, offset by the decrease in average rental rates of 8%, between the periods.

Other rental income was $321 for the three-month period ended June 30, 2003, an increase of $45 from the equivalent period in 2002. The increase was primarily due to increases in DPP and location income of $64 and $21, respectively, offset by a decrease in handling income of $40. DPP income increased primarily due to an increase in the number of containers covered under DPP. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. Handling income decreased due to the decrease in container movement, offset by an increase in the average handling price charged per container from the three-month period ended June 30, 2002 to the same period in 2003.

Direct container expenses decreased $172, or 17%, from the three-month period ending June 30, 2002 to the equivalent period in 2003, primarily due the decrease in storage expense of $322, offset by increases in repositioning and DPP expenses of $109 and $56, respectively. Storage expense decreased due to the increase in utilization noted above and a decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods. DPP expense increased due to increases in the average DPP repair cost per container and in the number of containers covered under DPP.

Bad debt expense (benefit) was $41 and ($9) for the three-month periods ended June 30, 2003 and 2002, respectively. The expense recorded during the three-month period ended June 30, 2003 reflects a higher reserve requirement from March 31, 2003. The benefit recorded during comparable period in 2002 reflects a lower reserve requirement from March 31, 2002.

Depreciation expense increased $210, or 18%, from the three-month period ended June 30, 2002 to the same period in 2003, primarily due to the changes in estimated salvage values used to calculate depreciation noted above. The effect of this change for the three-month period ended June 30, 2003 was an increase to depreciation expense of $214.

Management fees to affiliates increased $69, or 40%, from the three-month period ended June 30, 2002 to the comparable period in 2003, due to increases in both incentive and equipment management fees. Equipment management fees increased due to the increase in rental income and were approximately 7% of rental income for both periods. Incentive management fees increased primarily due to the increase in distributions paid from cash from operations.

General and administrative costs to affiliates were comparable at $132 and $133 during the three-month periods ended June 30, 2003 and 2002, respectively.

Other general and administrative costs decreased $31 from the three-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss (gain) on sale of containers fluctuated from a gain of $15 for the three-month period ended June 30, 2002 to a loss of $8 for the comparable period in 2003.

Net (loss) earnings per limited partnership unit fluctuated from ($0.10) to $0.01 from the three-month period ended June 30, 2002 to the same period in 2003, respectively, reflecting the fluctuation in net (loss) earnings allocated to limited partners from ($460) to $56, respectively. The allocation of net
(loss) earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.


Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.



Part II

Item 6.   Exhibits and Reports on Form 8-K.

      a)  Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary







________________________                 President                                      August 12, 2003
John A. Maccarone


Part II

Item 6.   Exhibits and Reports on Form 8-K.

      a)  Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


                           TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                           A California Limited Partnership

                           By Textainer Capital Corporation
                           The Managing General Partner



                           By /s/Ernest J. Furtado
                              __________________________________
                              Ernest J. Furtado
                              Chief Financial Officer


Date:  August 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
________________________________         Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary





/s/John A. Maccarone
________________________________         President                                      August 12, 2003
John A. Maccarone


                                  EXHIBIT 31.1



CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund V, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003

                                       /s/ John A. Maccarone
                                       _______________________________
                                       John A. Maccarone
                                       President and Director of TCC

                                  EXHIBIT 31.2


CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund V, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003



                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director ofTCC

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund V, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                                 By  /s/ John A. Maccarone
                                     ________________________________
                                     John A. Maccarone
                                     President and Director of TCC




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund V, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                          By  /s/ Ernest J. Furtado
                              ________________________________________________
                              Ernest J. Furtado
                              Chief Financial Officer, Senior Vice President, Secretary and Director of TCC




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.