Form 10-K
period 2004-12-31
TEXTAINER EQUIPMENT INCOME FUND V LP
filed 2005-03-30
CIK 915194

TEXTAINER CAPITAL CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 30, 2005


Securities and Exchange Commission
Washington, DC  20549

Ladies & Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund V, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X
                                              ---

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
         ---------------

Documents Incorporated by Reference

Incorporated into Part I of this report, the information in Item 8.01 in the Registrant's Report on Form 8-K, filed with the Commission on March 22, 2005; Incorporated into Part IV of this report, the Asset Sale Agreement between the Registrant and RFH, Ltd., Appendix A to the Proxy Statement for Special Meeting of Limited Partners, as filed with the Commission under Section 14 of the Securities Exchange Act of 1934 on January 20, 2005; and the Registrant's limited partnership agreement, Exhibit A to the Prospectus as contained in Pre-Effective Amendment No. 3 to the Registrant's Registration Statement, as filed with the Commission on April 8, 1994, as supplemented by Post-Effective Amendment No. 2 as filed under Section 8(c) of the Securities Act of 1933 on May 5, 1995 and as supplemented by Supplement No. 5 as filed under Rule 424(b) of the Securities Act of 1933 on March 18, 1996.

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

               The Partnership, along with five other limited partnerships managed by the general partners and their affiliates, has negotiated a sale of substantially all of its assets in one transaction (the "Asset Sale" or the "Proposed Asset Sale") to RFH, Ltd. ("RFH" or the "Buyer"). The Asset Sale was subject to the approval of limited partners holding a majority of the Partnership's limited partnership units at a Special Meeting of the limited partners. On March 21, 2005, the Special Meeting of limited partners was held and the limited partners approved the sale and the Partnership's termination and dissolution. For more information on the meeting and its results, see Item 4 below. On that same date, an Asset Sale Agreement between the Partnership and RFH became binding on the Partnership. As part of this sale transaction, RFH will engage Textainer Equipment Management Limited, one of the general partners, to manage the equipment RFH is buying, pursuant to a management agreement which is more fully disclosed under Item 13 below.

               Although the limited partners have approved the Asset Sale, it is not known whether or not the Asset Sale will close because of two lawsuits filed in March of 2005 and described in Item 3. The Asset Sale Agreement, provides, among other things, that the Buyer is not obligated to close unless specified conditions precedent are satisfied. At least two of those conditions are affected by the lawsuits discussed in Item 3. One of those conditions precedent is that no preliminary or permanent injunction or other order issued by any federal or state court of competent jurisdiction in the United States or by any United States federal or state governmental or regulatory body which restrains, enjoins or otherwise prohibits the transactions contemplated by the Asset Sale Agreement shall be in effect, nor shall any request for any such injunction be pending. The lawsuits do seek such an injunction. Another condition is that the following representation by the Partnership be true in all material respects as of the closing:

                    "There are no actions, suits or proceedings pending, or to Seller's knowledge, threatened, against Seller or the Sale Containers and the other Sold Assets before any court, arbitrator, administrative or governmental body that, if adversely determined, would hinder or prevent Seller's ability to carry out the transactions contemplated by this Agreement or affect the right, title or interest of Seller in the Sale Containers or the other Sold Assets, and, to Seller's knowledge, there is no basis for any such suits or proceedings."

               The pendency of the lawsuits means that this representation, though true when the Asset Sale Agreement was executed, is not now correct. The Asset Sale Agreement provides that unless the Buyer expressly waives these conditions (and any other conditions that are not satisfied) in writing, the Buyer is not obligated to consummate the purchase and sale of assets under the Asset Sale Agreement. The Buyer has not notified the Partnership of what it intends to do.

               If the sale is completed in accordance with the terms of the Asset Sale Agreement as executed on November 30, 2004, it will be effective as of January 1, 2005. In that case, the Partnership had originally planned to distribute to the partners the net proceeds of this sale, plus any previously undistributed cash from operations and proceeds from the normal sale of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. The plans to make these distributions appear to be contested by at least one of the lawsuits. The Partnership plans to terminate its existence after payment of the liquidating distributions, but these plans may alter depending on the course of the lawsuits. In the event the Asset Sale is not completed, the Partnership will proceed as provided under its partnership agreement as amended.

               See Item 3 herein for a discussion of legal proceedings related to the above sale. See Item 10 herein for a description of the Registrant's General Partners. See Item 7 herein for a description of current market conditions affecting the Registrant's business.

(b)            Financial Information About Industry Segments

               Inapplicable.

(c)            Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Partnership specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates.

               Container leasing companies and the Partnership operate in a similar manner by owning a worldwide fleet of transportation containers and leasing these containers to international shipping lines hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Partnership, in which case the Partnership agrees to pay the cost of repairing certain physical damage to containers. (This later arrangement is called the "Damage Protection Plan.") The Partnership, and not the lessee, is responsible for maintaining the containers and repairing damage caused by normal deterioration of the containers. This maintenance and repair, as well as any repairs required under the Damage Protection Plan, are performed in depots in major port areas by independent agents retained for the Partnership by the general partners. These same agents handle and inspect containers that are picked up or redelivered by lessees, and these agents store containers not immediately subject to re-lease.

               Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. By maintaining the highest lease rates and the highest equipment utilization allowed by market conditions, the Partnership attempts to generate revenue and profit.

               The majority of the Partnership's equipment is leased under master operating leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in the lessee's possession (whether or not it is used), is responsible for certain types of damage, and must insure the container against liabilities.

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

               Leases specify an array of port locations where the lessee may pick up or return the containers. The Partnership incurs expenses in repositioning containers to a better location when containers are returned to a location that has an over-supply. Sales of containers in these low demand locations can occur, if a sale is judged a better alternative to repositioning and re-leasing the container.

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

               The Registrant also buys containers, primarily with the proceeds from the sale of containers. The Registrant's business plan calls for it to stop buying containers at some time during or after its ninth full year of operations, measured from the end of the securities offering period. This plan is subject to the General Partners' discretion to alter the time frame depending on market conditions. This period of the Registrant's operations, when no new containers are bought, is called its liquidation phase. Regular leasing operations will continue during this phase, but the Registrant will allow its fleet to permanently diminish through sales of containers. See Item 1(a) and Item 7 herein.


(c)(1)(ii)     Inapplicable.

(c)(1)(iii)    Inapplicable.

(c)(1)(iv)     Inapplicable.

(c)(1)(v)      Inapplicable.

(c)(1)(vi)     Inapplicable.

(c)(1)(vii) During the year ended December 31, 2004, no single lessee generated lease revenue which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)   Inapplicable.

(c)(1)(ix)     Inapplicable.

(c)(1)(x) Among the various leasing companies, the top ten control approximately 87% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 26% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Partnership and the manager of its marine container equipment, is one of the largest standard dry freight container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Partnership alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers leased. Furthermore, primarily as a result of lower new container prices and low interest rates in the past several years, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Partnership.

               Furthermore, changes in worldwide demand for shipping can create additional strains on competition. Utilization of containers can be maximized if containers that come off-lease can be re-leased in the same location. If demand for containers is strong in some parts of the world and weak in others, containers that come off-lease may have to be repositioned, usually at the Partnership's expense, before they can be re-leased. Over the last several years, demand for goods brought into Asia has been lower than demand for goods brought out of Asia. This imbalance has created low demand locations in certain areas of international shipping routes, where containers coming off-lease after the delivery of goods cannot quickly be re-leased. Shipping lines have an advantage over container leasing companies with respect to these low demand locations, because the shipping lines can frequently reposition their own containers, while leasing companies have to find alternative ways of repositioning their containers, including offering incentives to shipping lines or paying directly for the repositioning. The number and size of these low demand locations has recently been decreasing, due to improved global demand for shipping, but no assurance can be given that this trend will continue.

               Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased in the first quarter of 2004 and has remained strong through 2004.

(c)(1)(xi)     Inapplicable.

(c)(1)(xii)    Inapplicable.

(c)(1)(xiii)   The Registrant has no employees.  Textainer  Capital  Corporation
               (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2004 had 3 employees. Textainer
               Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2004 had a total of 148 employees.

(d)            Financial  Information about Foreign and Domestic  Operations and
               Export Sales.

               The Registrant is involved in the leasing of shipping containers to international shipping lines for use in world trade and approximately 17%, 9% and 6% of the Registrant's rental revenue during the years ended December 31, 2004, 2003 and 2002, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. For a discussion of the risks of leasing containers for use in world trade, see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2004, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers               9,686
         40-foot standard dry freight containers               9,507
         40-foot high cube dry freight containers              4,973
                                                              ------
                                                              24,166
                                                              ======

During December 2004, approximately 96% of these containers were on lease to international shipping lines, and the balance were being stored primarily at a large number of storage depots located worldwide.

See Item 7, "Results of Operations" for more information about changes in the size of the Registrant's container fleet, container sales, and write-downs, as well as the location of the Registrant's off-lease containers.

ITEM 3.      LEGAL PROCEEDINGS

On March 8, 2005, a lawsuit was filed in the United States District Court for the Northern District of California, captioned: Robert Lewis and City Partnerships Co., Plaintiffs v. Textainer Equipment Income Fund II, L.P.; Textainer Equipment Income Fund III, L.P.; Textainer Equipment Income Fund IV, L.P.; Textainer Equipment Income Fund V, L.P.; Textainer Equipment Income Fund VI, L.P.; Textainer Equipment Management Limited; Textainer Financial Services Corporation; Textainer Capital Corporation; Textainer Group Holdings Limited; John A. Maccarone; and RFH, LTD., Defendants, Case No. C 05 0969 MMC (the "complaint"). The complaint seeks certification as a class action on behalf of holders of limited partnership units of the Registrant and the other partnerships named in the complaint.

The complaint refers to the proxy statement sent on or about January 20, 2005 in connection with the Special Meeting of Limited Partners held on March 21, 2005 for the Partnership. The complaint alleges securities law violations, by material misstatements and omissions in the proxy statement, and also breaches of fiduciary duties by the General Partners. Plaintiffs claim that the proxy statement fails to disclose facts that suggest that the purchase price the Partnership is receiving from the Asset Sale is inadequate. The alleged omitted fact is that the prices of shipping containers have risen since the time that the terms of sale were initially agreed to in July 2004. The General Partners are also alleged to have had conflicts of interest and self dealing unfair to the Limited Partners in that they required that any purchaser retain one of the general partner entities as managing agent for the containers purchased in the Asset Sale, thereby continuing to profit from the increased prices of shipping containers. The complaint further alleges that the Buyer aided and abetted the General Partners in the breach of fiduciary duties.

The complaint seeks an injunction against proceeding with the Special Meeting, an injunction against engaging in the Asset Sale or in the alternative if the injunction is not granted, a rescission of the Asset Sale or damages in an unspecified amount.

On March 18, 2005, the request for a temporary restraining order was denied.

On March 21, 2005, a second lawsuit was filed in the United States District Court for the Northern District of California, captioned "Alan P. Gordon, as Trustee for the Gordon Family Trust, individually and on behalf of all others similarly situated, Plaintiffs, v. Textainer Financial Services Corporation; Textainer Equipment Management Limited; Textainer Limited; Textainer Capital Corporation; Textainer Group Holdings Limited; John A. Maccarone; and RFH, LTD., Defendants, and TCC Equipment Income Fund, a California Limited Partnership; Textainer Equipment Income Fund II, L.P.; Textainer Equipment Income Fund III, L.P.; Textainer Equipment Income Fund IV, L.P.; Textainer Equipment Income Fund V, L.P.; and Textainer Equipment Income Fund VI, L.P., Nominal Defendants," Case No. C 05 1146 CRB (the "second complaint").

The second complaint seeks certification as a class action on behalf of holders of limited partnership units of the Registrant and the other partnerships named in the complaint. This second complaint also alleges material misstatements and omissions in the proxy statement, resulting in securities law violations, which in turn are alleged to have deprived the plaintiffs of a legitimate voting process with respect to the Asset Sale. One of the material misstatements and/or omissions alleged in the proxy statement is that the price at which the assets are to be sold is materially lower than current market values for the assets. The plaintiffs are alleged to suffer substantial damages upon consummation of the Asset Sale. This second complaint further alleges breaches of fiduciary duty by the general partners, Textainer Group Holdings Limited, and Mr. Maccarone, due to the facts that (i) solicitation of bids with respect to the Asset Sale was conditioned on the buyer's acceptance of a management agreement with one of the general partners covering the assets sold, which condition is alleged to have deterred competing container leasing companies from bidding for the assets and (ii) the Asset Sale Agreement allowed for the purchase price paid to be adjusted downward during a time when the prices for used containers are alleged to have been increasing. A further breach of fiduciary duty is alleged on account of the failure to disclose all material facts concerning transactions in which the defendants named in the preceding sentence had a financial interest. The Buyer, RFH, is also alleged to have aided and abetted these breaches of fiduciary duty.

The second complaint seeks an injunction against the Asset Sale, or if the Asset Sale is consummated, the imposition of a constructive trust on the assets sold and the sales proceeds received, a constructive trust on the receipt of fees paid under the management agreement between one of the general partners and RFH and disgorgement of those fees to the plaintiffs, damages in an unspecified amount, interest, reasonable attorneys' and experts' fees and costs.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Proxies were solicited beginning in January of 2005 and a Special Meeting of Limited Partners was held on March 21, 2005. Matters for which proxies were solicited and votes taken at the Special Meeting were (i) the approval of the sale of substantially all of the assets of the Registrant for cash and the authorization of the dissolution, winding up and termination of the Registrant;
(ii) the approval of certain amendments to the Registrant's limited partnership agreement giving the managing general partner the power and authority to sell the Registrant's assets if the Asset Sale is not completed; and (iii) the adjournment of the special meeting to solicit additional proxies, if necessary. The number of votes cast for and against, as well as the number of abstentions is detailed under Item 8.01 in the Form 8-K filed with the Securities and Exchange Commission on March 22, 2005, which information is incorporated by reference.

For additional information concerning the Asset Sale referred to in subparagraph
(i) and the associated plan for liquidation, see Item 1(a) above, "General Development of Business."


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

(a)(1)(ii)     Inapplicable.

(a)(1)(iii)    Inapplicable.

(a)(1)(iv)     Inapplicable.

(a)(1)(v)      Inapplicable.

(a)(2)         Inapplicable.

(b)     Holders.

(b)(1) As of January 1, 2005, there were 4,766 holders of record of limited partnership interests in the Registrant.

(b)(2)         Inapplicable.

(c)     Dividends.

For the years ended December 31, 2004 and 2003, the Registrant paid distributions at an annualized rate equal to 5% of a Unit's initial cost, or $1.00 per Unit. Distributions were made monthly by the Registrant to its limited partners.

For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data."

The Partnership made a January 2005 distribution related to 2004 operations. Since the Proposed Asset Sale would be effective January 1, 2005, if completed in accordance with the terms of the Asset Sale Agreement as executed on November 30, 2004, the Partnership has temporarily suspended distributions. While there is no guarantee that the Asset Sale will be completed, if it is completed, the Partnership had originally planned to make liquidating distributions as described in Item 1(a) above. If the Asset Sale is not completed, the Partnership will resume paying monthly distributions.

Part 701:      Inapplicable.

Part 703:      Inapplicable.




ITEM 6.      SELECTED FINANCIAL DATA
                                                         (Amounts in thousands except for per unit amounts)
                                                                        Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                      2004          2003          2002           2001           2000
                                                      ----          ----          ----           ----           ----
Rental income...........................           $ 11,799      $ 11,301      $  9,600       $ 10,169       $ 12,584

(Loss) income from operations (1).......           $ (2,577)     $  1,015      $   (526)      $     37       $  3,143

Net (loss) earnings.....................           $ (2,539)     $  1,028      $   (512)      $    108       $  3,278

Net (loss) earnings per unit of
  limited partner interest..............           $  (0.59)     $   0.22      $  (0.12)      $   0.01       $   0.72

Distributions per unit of
  limited partner interest..............           $   1.00      $   1.00      $   1.00       $   1.23       $   1.40

Distributions per unit of limited
  partner interest representing
  return of capital.....................           $   1.00      $   0.78      $   1.00       $   1.22       $   0.68

Total assets............................           $ 35,500      $ 43,239      $ 46,236       $ 51,721       $ 57,638

(1) The loss from operations reported for the year ended December 31, 2004 was primarily due to the write down of the Partnership's containers. For information regarding the write down, see Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2004, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

Demand for containers is driven by many factors, including the overall volume of worldwide shipping, the number of containers manufactured, the number of containers available for lease in specific locations and the capacity of the worldwide shipping industry to transport containers on its existing ships. Since many of the Partnership's customers are shipping lines that also own their own containers, the price and availability of new containers directly affects demand for leased containers. If shipping lines have the cash or financing to buy containers and find that alternative attractive, demand for leased containers will fall. Competition for shipping lines' business has increased in recent years due to operational consolidations among shipping lines and the entry of new leasing companies that compete with entities like the Partnership. This competition has generally driven down rental rates and allowed shipping lines to obtain other favorable lease terms. Due to the recent rise in price for new containers, though demand for leased containers by shipping lines has increased. Current demand and related market conditions for containers are discussed below under "Results of Operations; Current Market Conditions for Leased Containers."

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

Through December 31, 2004, the Partnership has generally sold containers individually. As discussed below under "Possible Sale of Partnership Assets," the Partnership has entered into an Asset Sale Agreement to sell all of its remaining container fleet.

When the Partnership has sold its containers individually, sales have primarily been made to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership has received proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, from 1998 through 2002, used container prices declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and increased in 2004.

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

During 2004, new container prices have increased significantly due to a worldwide shortage of steel, which has resulted in limited availability of new containers. The increase in new container prices and the limited availability of new containers has improved demand for the Partnership's containers. See "Results of Operations: Current Market Conditions for Leased Containers" for a further discussion.

In June 2004, the Partnership compared the carrying value of its containers to the anticipated estimated price to be realized in the proposed sale. Despite the improvement in the market for used containers, the Partnership still found that the carrying value of some of its older, more expensive containers was higher than the anticipated estimated price to be realized in the sale. The Partnership determined that these containers were impaired and recorded a write down expense to reduce the carrying value of these containers to their anticipated sales price. See "Other Income and Expenses: Write Down of Containers" below.

Possible Sale of Partnerships Assets

In November 2004, the Partnership and five other limited partnerships managed by the General Partners and their affiliates entered into Asset Sale Agreements with RFH, Ltd. to sell substantially all of their assets. At a Special Meeting of Limited Partners, held on March 21, 2005, the limited partners of the Partnership approved the Proposed Asset Sale.

It is not currently known whether the Asset Sale will be completed because of two lawsuits regarding the Asset Sale, which were filed in March of 2005. As a result of these lawsuits, the Partnership is unable to represent that it is not subject to certain kinds of litigation, as required by the Asset Sale Agreement. The Buyer may proceed with the Asset Sale if it chooses, but the Buyer is not now obligated to consummate the Asset Sale. The Buyer has not notified the Partnership of what it intends to do. The lawsuits are further described in Item 3 above. If the Asset Sale is completed, the Partnership had originally planned to distribute to the partners the net proceeds of this sale, plus any previously undistributed cash from operations and proceeds from the normal sale of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. The plans to make these distributions appear to be contested by at least one of the lawsuits. The Partnership plans to terminate its existence after payment of the liquidating distributions, but these plans may alter depending on the course of the lawsuits. In the event the Asset Sale is not completed, the Partnership will continue operations.

Liquidity and Capital Resources

Historical

From May 1, 1994 until April 29, 1996, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $5 on August 23, 1994 and on April 29, 1996 the Partnership's offering of limited partnership interests was closed at $89,305.

Sources of Cash

If the Asset Sale is completed, in accordance with the terms of the Asset Sale Agreement as executed on November 30, 2004, it will be effective as of January 1, 2005, which will mean that almost all of the Partnership's sources of cash in 2005 will be the proceeds from the Asset Sale. If the Asset Sale is not completed, expected sources of cash are described below.

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

Cash from Operations

Net cash provided by operating activities for the years ended December 31, 2004 and 2003, was $7,894 and $6,660, respectively. Net cash provided by operating activities increased $1,234, or 19%, between the periods primarily due to the increase in net (loss) earnings, adjusted for non-cash items, offset by fluctuations in accounts payable and accrued liabilities and accrued damage protection plan costs. Net (loss) earnings, adjusted for non-cash items, increased primarily due to the decrease in direct container expenses and increase in rental income. These items are discussed more fully under "Results of Operations." The fluctuations in accounts payable and accrued liabilities and accrued damage protection plan costs resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues as well as fluctuations in these amounts.

Cash from Sale of Containers

Current Sources: For the year ended December 31, 2004 and 2003, cash provided from the sale of containers was $1,639 and $399, respectively. The increase of $1,240, or 311%, was primarily due to the Partnership selling significantly more off-lease containers and receiving a slightly higher average sales price during the year ended December 31, 2004, compared to the equivalent period in 2003. Fluctuations between periods in the number of containers sold and in the sales price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be re-leased. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. Although there were fewer off-lease containers in low demand locations during 2004, compared to 2003, as a result of the improved demand, the Partnership sold more containers during 2004 compared to 2003. The increase in the number of container sold was primarily due to an increase in the number of off lease containers sold as a result of the aging of the Partnership's fleet and increases in the average sale price of these containers. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." Primarily as a result of an industry-wide decline in the number of containers being offered for sale, average sales price of used containers increased in 2004 with respect to the sale of off-lease containers in certain geographic markets.

Effect of Container Sales on Future Cash Flows and Container Fleet: Through 2003, a significant amount of the containers sold have been containers that have been lost or completely damaged by lessees. The sales price received on these containers is based on the container's book value. These sales prices are higher than the sales prices received for off-lease containers. The number of off-lease containers sold through 2003 has been limited because of the young age of the Partnership's fleet. If the Proposed Asset Sale of the Partnership's fleet does not occur and the fleet continues to age, the Partnership expects the number of off-lease containers sold to continue to increase and the average sales price received for its containers to continue to decrease. The decline in average sales price will leave smaller amounts available for reinvestment, which will be one of the factors reducing the Partnership's fleet size in the future.

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

Distributions: During the year ended December 31, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through November 2004 in the amount of $4,393, which represented $1.00 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying redemptions and general partner distributions, all of these distributions were from current year operating activities. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, all of these distributions were a return of capital.

The Partnership made a monthly distribution payment of $366 in January 2005 related to 2004 operations. Since the Proposed Asset Sale would be effective January 1, 2005, if completed as contemplated by the Asset Sale Agreement as executed on November 30, 2004, the Partnership has temporarily suspended distributions. If the Asset Sale is completed, the Partnership had originally planned to make two final liquidating distribution payments. These distributions would consist of the net proceeds from the Asset Sale and any previously undistributed cash received from operations and proceeds from normal sales of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. As noted under "Possible Sale of Partnership Assets," it is not currently known whether the Asset Sale will be completed. If the sale is completed, the Partnership's plans to pay these liquidating distributions, and the amount and timing of these distributions may be affected by events in the lawsuits discussed above.

If the Asset  Sale is not  completed,  monthly  distributions  will  resume  and
partners  will  continue  to  receive   distributions  in  accordance  with  the
Partnership's previous distribution policy.

Capital Commitments:  Container purchases

For the years ended December 31, 2004 and 2003, cash used for the purchase of containers was $548 and $1,972, respectively. The decline in cash used to purchase containers was primarily due to significant increases in new container prices in 2004 and then due to the Proposed Asset Sale. In general, fluctuations between the periods in the number of containers purchased reflect (i) the amount of cash available to purchase containers; (ii) demand for leasing new containers; (iii) the type of container purchased and (iv) the purchase price of the container.

At December 31, 2004, the Partnership had no commitments to purchase containers. If the Proposed Asset Sale is not completed, the Partnership anticipates purchasing containers through the remainder of its operating period.

Capital Commitments:  Redemptions

During the year ended December 31, 2004, the Partnership redeemed 13,102 units for a total dollar amount of $93. The Partnership used cash from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments.

Results of Operations

The Partnership's (loss) income from operations, which consists primarily of rental income less costs and expenses (including container depreciation and write downs, direct container expenses, management fees, and reimbursement of administrative expenses) is primarily affected by the size of its container fleet, the number of containers it has on lease (utilization) and the rental rates received under its leases. The current status of each of these factors is discussed below.

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the years ended December 31, 2004, 2003 and 2002:

                                                  2004      2003      2002
                                                  ----      ----      ----

        Beginning container fleet..........     25,499    24,682    24,885
        Ending container fleet.............     24,166    25,499    24,682
        Average container fleet............     24,833    25,091    24,784

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 92%, 84% and 68% on average during the years ended December 31, 2004, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2004, 2003 and 2002, utilization was 96%, 83% and 84%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                             2004       2003       2002
                                             ----       ----       ----

        Americas                              286      1,241      1,963
        Europe                                184        667      1,292
        Asia                                  502      2,445        562
        Other                                  12        109        155
                                              ---      -----      -----
        Total off-lease containers            984      4,462      3,972
                                              ===      =====      =====

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 5% and 7% from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively, due to the declines in both master lease and long term lease rates. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At December 31, 2004, 2003 and 2002, 43%, 44%, and 36% respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the years ended December 31, 2004, 2003 and 2002:

                                               2004        2003       2002
                                               ----        ----       ----

        Rental income                       $11,799     $11,301     $9,600
        (Loss) income from operations      ($ 2,577)    $ 1,015    ($  526)
        Percent change from previous
        year in:
           Utilization                          10%         24%         6%
           Average container fleet             ( 1%)         1%         0%
           Average rental rates                ( 5%)       ( 7%)      (12%)

The Partnership's rental income increased $498, or 4%, and $1,701, or 18%, from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. The increases were due to increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $495, or 5%, and $1,484, or 18%, from the years ended December 31, 2003 to 2004, and December 31, 2002 to 2003, respectively. These increases were primarily due to the increase in average on-hire utilization, offset by the declines in average rental rates as detailed in the above table.

The loss from operations for the year ended December 31, 2004 resulted primarily from the write down of the Partnership's containers. See "Other Income and
Expenses:  Write Down of  Containers,"  and  "Critical  Accounting  Policies and
Estimates: Container Impairment Estimates."

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004 and increased through the end of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March of 2004 and has remained strong through the beginning of 2005.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these low demand locations has decreased, as lessees have returned fewer containers to these locations and have also leased containers from some of these locations. The continuing sale of these off-lease containers has also reduced the number of containers in these locations. In recent years, market conditions in these low demand locations have driven a small number of sales of off-lease containers. These sales resulted from the container's age and the high cost of repositioning containers from these areas. Before incurring high repositioning costs, the Partnership generally weighs those costs against the expected future rental stream from a container. If the repositioning costs are too high when compared to the anticipated future rental revenues, the container will be identified for sale, rather than repositioned. Older containers, in particular, have been identified as for sale in low demand locations because their expected future rental stream is reduced by their shorter remaining marine life and by the shipping lines' preference for newer containers. Since older containers were the most likely containers to be sold in low demand locations, the relatively young age of the Partnership's fleet through 2003 limited the number of sales in these areas. If the currently contemplated sale of the Partnership's fleet does not occur and the Partnership's fleet continues to age, sales of off-lease containers in these low demand locations may continue, despite the improved conditions in these areas. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

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

For the year ended December 31, 2004, other rental income was $1,551, an increase of $3 from the equivalent period in 2003. The increase was primarily due to an increase in DPP income of $40, offset by a decrease in handling and location income of $27 and $10, respectively.

Other rental income was $1,548 for the year ended December 31, 2003 an increase of $217 from the equivalent period in 2002. The increase was primarily due to increases in DPP and location income of $232 and $149, respectively, offset by a decrease in handling income of $173.

Direct Container Expenses

Direct container expenses decreased $1,082, or 35%, from the year ended December 31, 2003 to the same period in 2004. The decrease was primarily due to the decreases in repositioning and storage expenses of $658 and $338, respectively. The decline in repositioning expense was primarily due to fewer containers being repositioned during the year ended December 31, 2004 than in the same period in 2003, partially offset by a higher average repositioning cost per container. Storage expense decreased primarily due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container.

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

Bad Debt Expense

Bad debt expense was $165, $65 and $37 for the years ended December 31, 2004, 2003 and 2002, respectively. Fluctuations in bad debt expense reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the years ended December 31, 2004, 2003 and 2002 reflect higher reserve estimates, after deductions had been taken against the reserve, from December 31, 2003, 2002 and 2001, respectively.

Depreciation Expense

Depreciation expense decreased $1,059, or 19%, from the year ended December 31, 2003 to the same period in 2004, primarily due to the write-down recorded in June 2004, which reduced the carrying value of certain containers and resulted in a lower depreciation expense during the second half of 2004.

The increase in depreciation expense of $270, or 5%, from the year ended December 31, 2002 to 2003 was primarily due to the Partnership revising its estimate for container salvage value in 2002. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change resulted in an increased rate of depreciation for the last half of 2002 and all of 2003. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and Estimates: Container Depreciation Estimates."

Write Down of Containers

Write Down of Containers Held for Continued Use: The Partnership evaluated the recorded value of its container fleet at June 30, 2004, taking into consideration the container sales prices in the letter of intent relating to the sale of the Partnership's container fleet. The Partnership recorded a write down of $6,254 to reduce the carrying value of some of the containers to their anticipated per unit sales price. The Partnership evaluated the recoverability of these containers at December 31, 2004 based on the January 1, 2005 sales prices in the Asset Sale Agreement and determined that there was no impairment. See "Critical Accounting Policies and Estimates: Container Impairment Estimates.

Specific Containers Identified for Sale: The Partnership also evaluates the recoverability of the recorded amount of container rental equipment for individual containers identified for sale in the ordinary course of business and determines whether a reduction to the carrying value of these containers is required. To date, there have been no write downs recorded for specific containers identified for sale.

Gain (Loss) on Sale of Containers

The following details the gain (loss) on the sale of containers for the years ended December 31, 2004, 2003 and 2002:

                                             2004     2003      2002
                                             ----     ----      ----

        Gain (loss) on container sales      $ 193    $ (32)     $ 12


Gain on sale of containers increased $225 from the year ended December 31, 2003 to the same period in 2004. The increase was primarily due to the significant reduction in net book value as a result of the June 2004 write-down and increases in container sales prices. The amount gain on the sale of containers has fluctuated due to the specific conditions of the containers sold, the type of container sold, the locations where the containers were sold and their net book value, rather than any identifiable trend. Nevertheless, and as discussed above under "Liquidity and Capital Resources" and "Comparative Results of
Operations: Sale of Containers in Lower Demand Locations," the Partnership does expect that the average sales price for containers sold may decline in the future, due to (i) the sale of a higher number of off-lease containers, as opposed to on-lease containers that were lost or completely damaged by the lessee; and (ii) the sale of more containers in low demand locations. Both of these factors are related to the aging of the Partnership's fleet. The fluctuations in gain on sale of containers will also be dependent on used container sales prices, which can fluctuate between periods.

Management and Professional Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the years ended December 31, 2004, 2003 and 2002:

                                               2004      2003       2002
                                               ----      ----       ----

        Equipment management fees            $  826      $791       $668
        Incentive management fees               184       184        166
                                              -----       ---        ---
          Management fees to affiliates      $1,010      $975       $834
                                              =====       ===        ===

Equipment management fees were comparable between the periods and were approximately 7% of rental income for the years ended December 31, 2004, 2003 and 2002. Incentive management fees were comparable between the periods as the amount of distributions paid from cash from operations was comparable.

Professional fees increased $41 from the year ended December 31, 2003 to 2004, primarily due to increases in legal, tax and accounting expenses. The decrease in professional fees of $23, from the year ended December 31, 2002 to 2003, was primarily due to declines in tax and accounting expenses.

General and administrative costs to affiliates increased $41, or 7%, and $15, or 3%, from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. The increases were due to the increases in overhead costs allocated from TEM and TCC as the Partnership represented a larger portion of the total fleets managed by TEM and TCC.

Other general and administrative costs decreased $15 and $124, from the years ended December 31, 2003 to 2004 and December 31, 2002 to 2003, respectively. These fluctuations were primarily due to declines in other service fees between the periods.

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

The following details the amounts payable at December 31, 2004 for these obligations:

             -----------------------------------------------------------------------------------------------
                                                                   Payments due by period
                                                 -----------------------------------------------------------
                                                                Less
                                                                than 1       1-3      3-5      More than
               Contractual Obligations               Total       year       years    years       5 years
             -----------------------------------------------------------------------------------------------
             Acquisition fees                          $ -           -        *        *           *
             Equipment management fees                 134         134        *        *           *
             Incentive management fees                  46          46        *        *           *
             Equipment liquidation fee (1)               -           -
             Reimbursement of general and
             administrative costs to:
               Affiliates                              123         123        *        *           *
               Other service providers                  36          36        *        *           *
             -----------------------------------------------------------------------------------------------
                  Total                               $339        $339
             -----------------------------------------------------------------------------------------------

* The Partnership has not recorded liabilities for these fees and reimbursements related to periods subsequent to December 31, 2004, as these fees and reimbursements cannot be estimated as they are dependent on variable factors as detailed below:

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

For the amount of fees and reimbursements made to the General Partners for the years ended December 31, 2004, 2003 and 2002, see Note 2 to the Financial Statements in Item 8. For the amount of fees and reimbursements made to other service providers, see Other general and administrative costs in the Statements of Operations in Item 8.

Net Loss or Earnings per Limited Partnership Unit

                                              2004       2003       2002
                                              ----       ----       ----
        Net (loss) earnings per limited
          partnership unit                 ($ 0.59)     $0.22     ($0.12)
        Net (loss) earnings allocated
          to limited partners              ($2,578)      $986     ($ 553)

Net loss/earnings per limited partnership unit fluctuates based on fluctuations in net loss/earnings allocated to limited partners as detailed above. The allocation of net loss/earnings for the years ended December 31, 2004, 2003 and 2002 included a special allocation of gross income to the General Partners of $64, $32, and $46, respectively, in accordance with the Partnership Agreement. As discussed above, the write down of some of the Partnership's containers was the primary reason for the net loss incurred by the Partnership during the year ended December 31, 2004.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 6% to 13% and has averaged approximately 8% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

At June 30, and December 31, 2004, management used a different estimated fair value for containers held for continued use, which took into account the possible sale of the Partnership's entire container fleet to determine whether the containers were impaired. The estimated fair value used at June 30 was the anticipated sales price from the letter of intent regarding this sale. The estimated fair value used at December 31 was the sales prices at January 1, 2005, detailed in the Asset Sale Agreement between the Partnership and RFH, Ltd. When these estimated fair values were compared to the recorded values of the Partnership's containers at June 30, and December 31, some of the recorded values at June 30, were found to be higher. The Partnership wrote down the containers with the higher recorded values to the estimated sales price from the letter of intent, even though they continued to be held for continued use.

As noted above, the Partnership also evaluates the recorded value of those containers identified for sale in the ordinary course of its business, separately from containers held for continued use. Containers identified for sale in the ordinary course of business include those containers that have been sold prior to the proposed arrangement for the sale of the Partnership's entire container fleet, as well as those containers that are being sold individually (usually when they come off-lease) without regard to that proposed sale. For these routine sales made in the ordinary course of business, the Partnership has used an estimated fair value of the estimated sales price for the container, less estimated cost to sell. If this estimate is lower than the recorded value of the container identified for sale, the container identified for sale would be written down. To date, the Partnership has not recorded any write-downs of containers identified for sale. See "Write-Down of Containers" above.

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

The Partnership has discussed the Asset Sale Agreement pertaining to the sale of its container fleet above under "Possible Sale of Partnership Assets." This sale is subject to the Buyer's willingness to waive certain conditions contained in the Asset Sale Agreement and other conditions. There is no assurance that the sale under the Asset Sale Agreement will be completed.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the year ended December 31, 2004, approximately 6% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 25 to 37.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Partners
Textainer Equipment Income Fund V, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund V, L.P. (a California limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund V, L.P. as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                  /s/ KPMG LLP



San Francisco, California
March 22, 2005


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2004 and 2003
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------

                                                                                 2004                    2003
                                                                          ----------------        ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $357 (2003:  $41,500) (note 1(e))                       $       27,081          $      39,346
Cash                                                                                5,830                  1,376
Accounts receivable, net of allowance
   for doubtful accounts of $320 (2003:  $157)                                      2,138                  2,241
Due from affiliates, net (note 2)                                                     430                    243
Prepaid expenses                                                                       21                     33
                                                                          ----------------        ---------------

                                                                           $       35,500          $      43,239
                                                                          ================        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $          108          $         253
   Accrued liabilities                                                                178                    270
   Accrued damage protection plan costs (note 1(j))                                   464                    388
   Container purchases payable                                                          -                    507
   Deferred damage protection plan revenue (note 1(k))                                174                    175
   Deferred quarterly distributions (note 1(g))                                        61                     60
                                                                          ----------------        ---------------

         Total liabilities                                                            985                  1,653
                                                                          ----------------        ---------------

Partners' capital:
   General partners                                                                    13                     20
   Limited partners                                                                34,502                 41,566
                                                                          ----------------        ---------------

         Total partners' capital                                                   34,515                 41,586
                                                                          ----------------        ---------------


                                                                           $       35,500          $      43,239
                                                                          ================        ===============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Operations

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
-------------------------------------------------------------------------------------------------------------------------

                                                                      2004                2003                2002
                                                                -----------------   -----------------   -----------------
Rental income                                                    $        11,799     $        11,301     $         9,600
                                                                -----------------   -----------------   -----------------

Costs and expenses
   Direct container expenses                                               1,997               3,079               3,270
   Bad debt expense                                                          165                  65                  37
   Depreciation (note 1(e))                                                4,421               5,480               5,210
   Write-down of containers (note 1 (e))                                   6,254                   -                   -
   Professional fees                                                          75                  34                  57
   Management fees to affiliates (note 2)                                  1,010                 975                 834
   General and administrative costs to affiliates (note 2)                   588                 547                 532
   Other general and administrative costs                                     59                  74                 198
   (Gain) loss on sale of containers (note 1(e))                            (193)                 32                 (12)
                                                                -----------------   -----------------   -----------------

                                                                          14,376              10,286              10,126
                                                                -----------------   -----------------   -----------------

      (Loss) income from operations                                       (2,577)              1,015                (526)
                                                                -----------------   -----------------   -----------------

Interest income                                                               38                  13                  14
                                                                -----------------   -----------------   -----------------

      Net (loss) earnings                                        $        (2,539)    $         1,028     $          (512)
                                                                =================   =================   =================

Allocation of net (loss) earnings (note 1(g)):
   General partners                                              $            39     $            42     $            41
   Limited partners                                                       (2,578)                986                (553)
                                                                -----------------   -----------------   -----------------

                                                                 $        (2,539)    $         1,028     $          (512)
                                                                =================   =================   =================


Limited partners' per unit share of net (loss) earnings          $         (0.59)    $          0.22     $         (0.12)
                                                                =================   =================   =================

Limited partners' per unit share of distributions                $          1.00     $          1.00     $          1.00
                                                                =================   =================   =================

Weighted average number of limited
       partnership units outstanding (note 1(l))                       4,392,017           4,415,984           4,441,722
                                                                =================   =================   =================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 Partners' Capital
                                                            -----------------------------------------------------------
                                                                 General              Limited               Total
                                                            -----------------    -----------------    -----------------
Balances at December 31, 2001                                $            29       $       50,352      $        50,381

Distributions                                                            (46)              (4,443)              (4,489)

Redemptions (note 1(m))                                                    -                 (132)                (132)

Net earnings (loss)                                                       41                 (553)                (512)
                                                            -----------------    -----------------    -----------------

Balances at December 31, 2002                                             24               45,224               45,248
                                                            -----------------    -----------------    -----------------

Distributions                                                            (46)              (4,418)              (4,464)

Redemptions (note 1(m))                                                    -                 (226)                (226)

Net earnings                                                              42                  986                1,028
                                                            -----------------    -----------------    -----------------

Balances at December 31, 2003                                             20               41,566               41,586
                                                            -----------------    -----------------    -----------------

Distributions                                                            (46)              (4,393)              (4,439)

Redemptions (note 1(m))                                                    -                  (93)                 (93)

Net earnings (loss)                                                       39               (2,578)              (2,539)
                                                            -----------------    -----------------    -----------------

Balances at December 31, 2004                                $            13      $        34,502      $        34,515
                                                            =================    =================    =================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                2004            2003             2002
                                                                           -------------   -------------    -------------

Cash flows from operating activities:
   Net (loss) earnings                                                      $    (2,539)     $    1,028      $      (512)
   Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
         Depreciation (note 1(e))                                                 4,421           5,480            5,210
         Write down of containers (note 1(e))                                     6,254               -                -
         Increase (decrease) in allowance for doubtful accounts                     163              23              (20)
         (Gain) loss on sale of containers                                         (193)             32              (12)
         Decrease (increase) in assets:
             Accounts receivable                                                     60              24             (254)
             Due from affiliates, net                                              (122)            (74)              41
             Prepaid expenses                                                        12              (8)             (13)
         (Decrease) increase in liabilities:
             Accounts payable and accrued liabilities                              (237)             19             (207)
             Deferred damage protection plan revenue                                 (1)              -               (8)
             Accrued damage protection plan costs                                    76             136               49
                                                                           -------------   -------------    -------------

            Net cash provided by operating activities                             7,894           6,660            4,274
                                                                           -------------   -------------    -------------

Cash flows from investing activities
   Proceeds from sale of containers                                               1,639             399              471
   Container purchases                                                             (548)         (1,972)            (187)
                                                                           -------------   -------------    -------------

             Net cash provided by (used in) investing activities                  1,091          (1,573)             284
                                                                           -------------   -------------    -------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                         (93)           (226)            (132)
   Distributions to partners                                                     (4,438)         (4,461)          (4,488)
                                                                           -------------   -------------    -------------

              Net cash used in financing activities                              (4,531)         (4,687)          (4,620)
                                                                           -------------   -------------    -------------

Net increase (decrease) in cash                                                   4,454             400              (62)

Cash at beginning of period                                                       1,376             976            1,038
                                                                           -------------   -------------    -------------

Cash at end of period                                                       $     5,830     $     1,376      $       976
                                                                           =============   =============    =============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2004, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                                  2004        2003         2002
                                                                                  ----        ----         ----
Container purchases included in:
   Due to affiliates.................................................             $  -       $  19          $ -
   Container purchases payable.......................................                -         507            -

Distributions to partners included in:
   Due to affiliates.................................................                3           3            3
   Deferred quarterly distributions..................................               61          60           57

Proceeds from sale of containers included in:
   Due from affiliates...............................................              174         128           50

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

                                                                                  2004        2003         2002
                                                                                  ----        ----         ----

Container purchases recorded.........................................           $   22      $2,498       $  163
Container purchases paid.............................................              548       1,972          187

Distributions to partners declared...................................            4,439       4,464        4,489
Distributions to partners paid.......................................            4,438       4,461        4,488

Proceeds from sale of containers recorded............................            1,685         477          440
Proceeds from sale of containers received............................            1,639         399          471

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2004, 2003 and 2002 were $120, $17 and $58, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------


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

     (b)  Basis of Accounting

     The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are classified as operating leases or direct finance leases based on the criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

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

     (d)  Fair Value of Financial Instruments

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2004 and 2003, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
     144), the Partnership periodically compares the carrying value of its containers to expected future cash flows or other relevant information for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for sale are recorded at the lower of carrying amount or fair value less cost to sell. When assets are determined to be impaired and are written down, the Partnership writes off the accumulated depreciation and reduces the cost basis of these asset to arrive at a new cost basis.

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required at December 31, 2003 and 2002. Based on an impairment analysis performed at June 30, 2004, which considered the possible sale of the Partnership's remaining container fleet (see Note 5), the Partnership determined that certain containers were impaired and that a reduction to the carrying value of these containers was required. The Partnership recorded a write down of $6,254 during the year ended December 31, 2004, to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price in the buyer's letter of intent. The Partnership determined that there was no additional impairment at December 31, 2004 based on an impairment analysis performed at December 31, 2004, which compared the carrying value of the containers at December 31, 2004 to the January 1, 2005 sales prices in the Asset Sale Agreement between the Partnership and RFH, Ltd.

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

     No single lessee generated lease revenue for the years ended December 31, 2004, 2003, and 2002 which was 10% or more of the total revenue of the Partnership.

     (g)  Allocation of Net (Loss) Earnings  and Partnership Distributions

     In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net (loss) earnings and creates a deficit in a General Partner's capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

     Actual cash distributions to the Limited Partners differ from the allocated net (loss) earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $61 and $60 at December 31, 2004 and 2003, respectively.

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

     (j)  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Operations and the related reserve at December 31, 2004 and 2003 was $464 and $388, respectively.

    (k)   Deferred Damage Protection Plan Revenue

     Under certain DPP coverage, the Partnership receives a prepayment of the DPP revenue. The Partnership records these prepayments as Deferred Damage Protection Plan Revenue and recognizes these amounts as revenue when the containers are returned by the lessee. At December 31, 2004 and 2003 these amounts were $174 and $175, respectively.

     (l)  Limited    Partners'  Per  Unit  Share  of  Net  (Loss)  Earnings  and
          Distributions

     Limited partners' per unit share of both net (loss) earnings and distributions were computed using the weighted average number of units outstanding which was 4,392,017, 4,415,984 and 4,441,722 during the years ended December 31, 2004, 2003 and 2002, respectively.

     (m)  Redemptions

     The following redemption offerings were consummated by the Partnership during the years ended December 31, 2004, 2003 and 2002:

                                                          Units            Average
                                                        Redeemed       Redemption Price       Amount Paid
                                                        --------       ----------------       -----------
       Total Partnership redemptions as of
         December 31, 2001....................            13,951             $14.84               $ 207
                                                          ------                                    ---

       Year ended:
             December 31, 2002................            15,960            $  8.27                 132
             December 31, 2003................            28,314            $  7.98                 226
             December 31, 2004................            13,102            $  7.10                  93
                                                          ------                                    ---

       Total Partnership redemptions as of
         December 31, 2004....................            71,327            $  9.23               $ 658
                                                          ======                                    ===

     The redemption price is fixed by formula in accordance with the Partnership Agreement.

Note 2.  Transactions with Affiliates

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $1, $119 and $8 of container acquisition fees as a component of container costs during the years ended December 31, 2004, 2003 and 2002, respectively. The Partnership incurred $184, $184, and $166 of incentive management fees during each of the three years ended December 31, 2004, 2003 and 2002, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's containers fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2004 and 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the years ended December 31, 2004, 2003 and 2002, equipment management fees totaled $826, $791, and $668, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TCC and TEM. Total general and administrative costs allocated to the Partnership were as follows:

                                              2004         2003         2002
                                              ----         ----         ----

               Salaries                       $335         $317         $336
               Other                           253          230          196
                                               ---          ---          ---
                 Total general and
                    administrative costs      $588         $547         $532
                                               ===          ===          ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TCC allocates these costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TCC during the period or the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TCC or equally among all the limited partnerships managed by TCC. The General Partners allocated the following general and administrative costs to the Partnership during the years ended December 31, 2004, 2003 and 2002:

                                              2004         2003         2002
                                              ----         ----         ----

               TEM                            $493         $466         $461
               TCC                              95           81           71
                                               ---          ---          ---
                 Total general and
                    administrative costs      $588         $547         $532
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

     At December 31, 2004 and 2003, due from affiliates, net, is comprised of:

                                                       2004           2003
                                                       ----           ----
               Due from affiliates:
                    Due from TEM...............        $455           $264
                                                        ---            ---

               Due to affiliates:
                    Due to TL..................           3              3
                    Due to TCC.................          22             18
                                                        ---            ---
                                                         25             21
                                                        ---            ---

               Due from affiliates, net                $430           $243
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


Note 3.   Lease Rental Income (unaudited)

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2004, 2003 and 2002:

                                               2004        2003       2002
                                               ----        ----       ----

         On-lease under master leases        13,107      11,761     13,268
         On-lease under long-term leases     10,075       9,276      7,442
                                             ------      ------     ------

         Total on-lease containers           23,182      21,037     20,710
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


Note 4.   Income Taxes

     During 2004, 2003 and 2002, there were temporary differences of $23,111, $34,551, and $39,844, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net (loss) earnings for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                                                               2004          2003          2002
                                                                               ----          ----          ----

      Net (loss) earnings per financial statements................          $(2,539)       $1,028        $ (512)

      Increase (decrease) in provision for bad debt...............              163            23           (20)
      Depreciation for federal income tax purposes
        less than depreciation and impairment for financial
        statement purposes........................................            9,543         4,605         3,579
      Gain on sale of fixed assets for federal income tax
        purposes in excess of gain/loss recognized for
        financial statement purposes..............................            1,625           529           472
      Increase in damage protection plan reserve..................               76           136            49
      Increase in repositioning accrual...........................               33             -             -
                                                                            -------      --------     ---------

      Net income for federal income tax purposes..................          $ 8,901        $6,321        $3,568
                                                                              =====         =====         =====

Note 5.      Subsequent Events

     On March 8, 2005 a complaint was filed against the Partnership, four other partnerships managed by the General Partners and their affiliates, TCC, TFS, TEM, TGH, John A. Maccarone and RFH. The complaint refers to the proxy statement sent on or about January 20, 2005 in connection with the Special Meeting of Limited Partners scheduled for March 21, 2005 for the Partnership.

     On March 18, 2005, the request for a temporary restraining order was denied.

     On March 21, 2005 a similar  complaint was filed  against the  Partnership,
     the  other   partnerships   managed  by  the  General  Partners  and  their
     affiliates, TCC, TFS, TEM, TGH, TL, John A. Maccarone and RFH.

     At a Special Meeting of Limited Partners, held on March 21, 2005, the proposal to sell substantially all the Partnership's assets to RFH and terminate and dissolve the Partnership was approved. Although the limited partners have approved the Asset Sale, certain conditions to the Asset Sale are not satisfied because of the two lawsuits filed in March of 2005 and described in Item 3. It is not currently known whether the Asset Sale will be completed. If the Asset Sale is completed in accordance with the Asset Sale Agreement as executed on November 30, 2004, it would be effective as of January 1, 2005.

     If the Asset Sale is completed, the Partnership had originally planned to distribute to the partners the net proceeds of this sale, plus any previously undistributed cash from operations and proceeds from the normal sale of containers, less estimated expenses expected to be incurred through the final winding up and termination of the Partnership. The plans to make these distributions appear to be contested by at least one of the lawsuits. The Partnership plans to terminate its existence after payment of the liquidating distributions, but these plans may alter depending on the course of the lawsuits. In the event the Asset Sale is not completed, the Partnership will proceed as provided under its partnership agreement as amended.


TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended December 31, 2004 and 2003:

                                                                               (Amounts in thousands)
                                                                                 2004 Quarters Ended
                                                           ---------------------------------------------------------------
                                                              Mar. 31        June 30 (2)     Sept. 30          Dec. 31
                                                           ---------------------------------------------------------------
Rental income                                                  $ 2,922          $ 2,913        $ 3,047          $ 2,917

Income (loss) from operations (1)                              $   194          $(5,978)       $ 1,499          $ 1,708

Net earnings (loss)                                            $   197          $(5,974)       $ 1,509          $ 1,729

Limited partners' share of net earnings (loss)                 $   186          $(5,978)       $ 1,498          $ 1,716

Limited partners' share of distributions                       $ 1,099          $ 1,098        $ 1,098          $ 1,098


                                                                                 2003 Quarters Ended
                                                           ---------------------------------------------------------------
                                                              Mar. 31          June 30       Sept. 30          Dec. 31
                                                           ---------------------------------------------------------------

Rental income                                                  $ 2,940          $ 2,787        $ 2,765          $ 2,809

Income from operations (3)                                     $   447          $    63        $    64          $   441

Net earnings                                                   $   450          $    66        $    67          $   445

Limited partners' share of net earnings                        $   439          $    56        $    56          $   435

Limited partners' share of distributions                       $ 1,107          $ 1,105        $ 1,104          $ 1,102

(1) In the second quarter, the Partnership recorded a write-down of $6,411 to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price included in a letter of intent entered into in July 2004. The Partnership's results of operations for the second quarter of 2004 include an adjustment of $157 to reduce the above write down of containers to correct an error made in calculating the write down of containers amount at June 30, 2004.

(2) The amounts recorded in the second quarter have been restated to correct for the error discussed above.

(3) In the fourth quarter, the Partnership reduced its estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. The adjustment resulted in a decrease of $141 in depreciation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

ITEM 9A.    CONTROLS AND PROCEDURES

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

The error in the impairment analysis identified in the Selected Quarterly Financial Data in the financial statements was due to a difference in the accumulated depreciation allowance used to calculate the write-down and the amount recorded in the financial statements. The discovery of this error did not lead to a change in internal control that materially affected the Partnership's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Inapplicable.

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2004, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner, owned more than 10 percent of limited partnership interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

Code of Ethics
--------------

The Registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has posted this code of ethics on its Internet website at the following address: www.textainer.com/sharehld/codeofethics.pdf.
--------------------------------------------

Directors and Executive Officers of the General Partners
---------------------------------------------------------

The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------

Neil I. Jowell                   71      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                60      President, CEO and Director of TGH, TL, TCC and TFS; Director of TEM
Dudley R. Cottingham             53      President, CEO and Director of TEM; Assistant Secretary,  Vice President and
                                         Director of TGH and TL
James E. Hoelter                 65      Director of TGH, TCC and TFS
Philip K. Brewer                 47      Senior Vice President - Asset Management Group and Director of TL
Robert D. Pedersen               45      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                49      Senior Vice President,  CFO and Secretary of TGH, TL, TCC and TFS,  Director
                                         of TL, TCC and TFS
S. Arthur Morris                 71      Vice President, CFO and Director of TEM; Director of TGH and TL
Gregory W. Coan                  41      Vice President and Chief Information Officer
Wolfgang Geyer                   51      Regional Vice President - Europe
Mak Wing Sing                    47      Regional Vice President - South Asia
Masanori Sagara                  48      Regional Vice President - North Asia
Stefan Mackula                   52      Vice President -  Equipment Resale
Anthony C. Sowry                 52      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                52      Vice President - Risk Management
Janet S. Ruggero                 56      Vice President - Administration and Marketing Services
Jens W. Palludan                 54      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  70      Director of TGH
James A. C. Owens                65      Director of TGH, TEM and TL
Cecil Jowell                     69      Director of TGH, TEM and TL
Hendrik van der Merwe            57      Director of TGH, TEM and TL
James E. McQueen                 60      Director of TGH, TEM and TL
Christopher C. Morris            39      Secretary of TEM
Harold J. Samson                 83      Director of TCC and TFS
Nadine Forsman                   37      Controller of TCC and TFS

Unless otherwise noted, all directors have served as directors of the General Partners as detailed above at least since 1993 when the General Partners reorganized and reconstituted their board of directors.

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

     John A. Maccarone is President and CEO of TGH, TL, TCC and TFS. He is also Director of TGH, TEM, TL, TCC and TFS. Mr. Maccarone became President, CEO of TGH, TL, TCC and TFS in 1998 and a director of TEM in 1994 and was President and CEO of TEM from 1988 through May, 2004. In this capacity, he is responsible for the activities of TGH, TL, TCC and TFS. As President and CEO of TEM, he was responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

     Dudley R. Cottingham is President, CEO and Director of TEM and Assistant Secretary, Vice President and a director of TGH and TL. Mr. Cottingham became the President and CEO of TEM in May, 2004, a director of TEM in 1994 and has served in these other positions since 1993. As President and CEO of TEM he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date) and Continental Trust Corporation Limited. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos First Insurance Company Limited since 1993 and is a director of Morris Cottingham Corporate Services, located in the Turks and Caicos Islands. Mr. Cottingham has over 30 years experience in public accounting with responsibility for a variety of international and local clients.

     James E. Hoelter is a director of TGH, TCC and TFS. In addition, Mr. Hoelter is a member of the Investment Advisory Committee and the Audit Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and was a director of TEM and TL until March 2003. Mr. Hoelter serves as a consultant to Trencor (1999 to present). Mr. Hoelter became a director of Trencor in December 2002 and he serves as a director of Trenstar Ltd., a Trencor affiliate. Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

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

     Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TL, TCC and TFS and has been such since 1999. He was also the Senior Vice President, CFO and Secretary of TEM from 1999 through 2004. Mr. Furtado is a Director of TCC and TFS, and has served as such since 1997. He was a director of TEM from 2002 through March 2003 and became a director of TL in March 2003. As Senior
Vice President, CFO and Secretary, he is responsible for all accounting, financial management, and reporting functions for TGH, TL, TCC and TFS. As Senior Vice President, CFO and Secretary of TEM, he was responsible for all accounting, financial management, and reporting functions for TEM. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

     S. Arthur Morris is Vice President and CFO of TEM and a director of TGH, TEM and TL. Mr. Morris became Vice President and CFO of TEM in 2004, a director of TL and TGH in 1993 and a director of TEM in 1994. As Senior Vice President, CFO and Secretary of TEM, he is responsible for all accounting, financial management, and reporting functions for TEM. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date) and Continental Trust Corporation Limited (1994 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda Corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos
First Insurance Company Limited since 1993. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. S. Arthur Morris is the father of Mr. Christopher C. Morris.

     Gregory W. Coan is Vice President and Chief Information Officer and has served as such since 2001. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer. He also serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

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

     Hendrik R. van der Merwe is a Director of TGH, TEM and TL and has served as such since March 2003. Mr. van der Merwe is also an Executive Director of Trencor Ltd. (Trencor) and has served as such since 1998. In this capacity, he is responsible for certain operating entities and strategic and corporate functions within the Trencor group of companies. Trencor is a publicly traded company listed on the JSE Securities Exchange South Africa. Its core businesses are the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Mr. van der Merwe is currently also a Director of TrenStar, Inc., based in Denver, Colorado and a Director of various companies in the TrenStar group and other companies in the wider Trencor group and has been such since 2000. Mr. van der Merwe served as Deputy Chairman for Waco
International Ltd., an international industrial group listed on the JSE Securities Exchange South Africa and with subsidiaries listed on the Sydney and London Stock Exchanges from 1991 to 1998, where he served on the Boards of those companies. From 1990 to 1991, he held various senior executive positions in the banking sector in South Africa, lastly as Chief Executive Officer of Sendbank, the corporate/merchant banking arm of Bankorp Group Ltd. Prior to entering the business world, Mr. van der Merwe practiced as an attorney at law in Johannesburg, South Africa. Mr. van der Merwe holds a Bachelor of Arts and Ll.B. degrees from the University of Stellenbosch and an Ll.M (Taxation) degree from the University of the Witwatersrand.

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

     Christopher  C.  Morris is the  Secretary  of TEM.  Mr.  Morris  became the
Secretary of TEM in May, 2004. He has been a partner with Arthur Morris and Company beginning in 2005, a director of Continental Management Limited and Continental Trust Corporation Limited since 2004. Prior to joining TEM, Mr. Morris was a senior manager at Continental Management Limited from 2000 through 2004. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda corporation that provides corporate and individual trust administration services. Mr. Morris has ten years experience in Public Accounting with responsibility for a variety of international and local clients. Mr. Christopher C. Morris is the son of Mr. S. Arthur Morris.

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

          Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), Anthony C. Sowry, Richard G. Murphy (Secretary), Philip K. Brewer, Robert
     D. Pedersen, Ernest J. Furtado and Nadine Forsman.

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

(b)       Security Ownership of Management

          As of January 1, 2005:

                                                                    Number
                     Name of Beneficial Owner                      Of Units       % All Units
                     ------------------------                      --------       ------------


                     Ernest J. Furtado......................            600          0.0137%
                     James E. Hoelter.......................          1,370          0.0312%
                                                                      -----          -------

                     Directors, Officers and Management
                        as a Group..........................          1,970          0.0449%
                                                                      =====          =======


(c)       Changes in control.

          Inapplicable.

PART 201 (d) Securities under Equity Compensation Plans.

          Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)       Transactions with Management and Others.

          At December 31, 2004, due from affiliates, net, is comprised of:


                Due from affiliates:
                   Due from TEM...........................        $455
                                                                   ---

                Due to affiliates:
                   Due to TL..............................           3
                   Due to TCC.............................          22
                                                                   ---
                                                                    25
                                                                   ---
                Due from affiliates, net                          $430
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

          In addition, for the year ended December 31, 2004 the Registrant paid or will pay the following amounts to the General Partners:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:



                TEM....................                   $1
                                                           =



          Management fees in connection with the operations of the Registrant:



                TEM....................               $1,010
                                                       =====

          Reimbursement  for   administrative   costs  in  connection  with  the
          operations of the Registrant:



                TEM....................                $ 493
                TCC....................                   95
                                                         ---

                Total..................                $ 588
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

          Equipment Management Agreement Between RFH and TEM Upon Completion of Proposed Asset Sale

          As a condition of the completion of the Proposed Asset Sale, RFH, the buyer, will enter into an Equipment Management Services Agreement (the "Management Agreement") with TEM. The Management Agreement will place all of the containers sold by the Partnership to RFH under the management of TEM.

          The Management Agreement will go into effect if and when the Proposed Asset Sale is completed and will continue in effect until the sale or disposition by TEM, or loss or destruction of all containers owned by RFH and managed by TEM (including the containers sold to RFH by the Partnership.) TEM will act as agent for RFH to manage and administer the containers, arrange their leasing and enter into leases, in the same manner that TEM has been managing and administering the containers for the Partnership prior to the Proposed Asset Sale.

          The Management Agreement provides that RFH will pay the following fees to TEM for its services:

          o a monthly fee of the 13% of the net operating income ("NOI") from containers subject to master leases; plus
          o    a monthly fee of 9% of NOI of containers under long-term  leases;
               plus
          o    a monthly fee of 2% of the proceeds from finance leases; plus
          o 10% of the sale proceeds from the sale of any container, except for a sale to TEM or any affiliate of TEM, a sale pursuant to a purchase option in a lease, or a sale resulting from a casualty loss plus
          o a fee of 2% of the cost of any additional containers where TEM has acted as the agent of RFH in the purchase of containers.

          The Management Agreement additionally provides, among other things, that either RFH or TEM may terminate the Management Agreement in the event of certain material breaches. TEM is permitted to subcontract its management duties to affiliates of TEM.

(b)       Certain Business Relationships.

          Inapplicable.

(c)       Indebtedness of Management

          Inapplicable.

(d)       Transactions with Promoters

          Inapplicable.



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Registrant incurred the following accounting fees from KPMG LLP during the years ended December 31, 2004 and 2003:

                                                  2004             2003
                                                  ----             ----

          Audit fees.................              $37              $28
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



                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1.   Audited financial statements of the Registrant for the year ended
               December 31, 2004 are contained in Item 8 of this Report.

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

                    Exhibit 10 the Asset Sale Agreement between the Registrant and RFH, Ltd., Appendix A to the Registrant's Proxy Statement for Special Meeting of Limited Partners, as filed with the Commission on January 20, 2005.

    Report of Independent Registered Public Accounting Firm on Supplementary
    ------------------------------------------------------------------------
                                    Schedule
                                    --------


The Partners
Textainer Equipment Income Fund V, L.P.:

Under the date of March 22, 2005, we reported on the balance sheets of Textainer Equipment Income Fund V, L.P. (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the 2004 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



San Francisco, California
March 22, 2005



TEXTAINER EQUIPMENT INCOME FUND V, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                      Charged                          Balance
                                                     Balance at       to Costs                         at End
                                                     Beginning          and                              of
                                                     of Period        Expenses       Deduction         Period
                                                     ---------        --------       ---------         ------
For the year ended December 31, 2004:

Allowance for
  doubtful accounts                                      $ 157           $ 165          $  ( 2)         $ 320
                                                           ---             ---            -----           ---

Accrued damage protection
  plan costs                                             $ 388           $ 318          $ (242)         $ 464
                                                           ---             ---            -----           ---

Accrued repositioning cost                               $   -           $  33          $    -          $  33
                                                           ---             ---            -----           ---

For the year ended December 31, 2003:

Allowance for
  doubtful accounts                                      $ 134           $  65          $(  42)         $ 157
                                                           ---             ---            -----           ---

Accrued damage protection
  plan costs                                             $ 252           $ 368          $ (232)         $ 388
                                                           ---             ---            -----           ---

For the year ended December 31, 2002:

Allowance for
  doubtful accounts                                      $ 154           $  37          $ ( 57)         $ 134
                                                           ---             ---           ------           ---

Accrued damage protection
  plan costs                                             $ 203           $ 222          $ (173)         $ 252
                                                           ---             ---            -----           ---





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

                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   A California Limited Partnership

                                   By Textainer Capital Corporation
                                   The Managing General Partner

                                   By
                                     _____________________________________
                                     Ernest J. Furtado
                                     Chief Financial Officer

Date:  March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                             Title                                    Date




___________________________________                   Chief Financial Officer, Senior          March 30, 2005
Ernest J. Furtado                                     Vice President, Secretary and
                                                      Director (Chief Financial and
                                                      Principal Accounting Officer)





___________________________________                   Chief Executive Officer, President       March 30, 2005
John A. Maccarone                                     and Director




___________________________________                   Chairman of the Board and Director       March 30, 2005
Neil I. Jowell





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

                                   TEXTAINER EQUIPMENT INCOME FUND V, L.P.
                                   A California Limited Partnership


                                   By Textainer Capital Corporation
                                   The Managing General Partner

                                   By /s/Ernest J. Furtado
                                      _______________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Capital
Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                          Title                                        Date



/s/Ernest J. Furtado
___________________________________                Chief Financial Officer, Senior              March 30, 2005
Ernest J. Furtado                                  Vice President, Secretary and
                                                   Director (Chief Financial and
                                                   Principal Accounting Officer)



/s/John A. Maccarone
___________________________________                Chief Executive Officer, President           March 30, 2005
John A. Maccarone                                  and Director


/s/Neil I. Jowell
___________________________________                Chairman of the Board and Director           March 30, 2005
Neil I. Jowell


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



March 30, 2005


                            /s/ John A. Maccarone
                            _______________________________________
                            John A. Maccarone
                            Chief Executive Officer, President and
                            Director of TCC

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



March 30, 2005

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund V, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2004, as filed on March 30, 2005 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the Chief Executive Officer, President and Director of Textainer Capital Corporation ("TCC") and Principal Executive Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 30, 2005



                                By  /s/ John A. Maccarone
                                    ________________________________________
                                    John A. Maccarone
                                    Chief Executive Officer, President and
                                    Director of TCC




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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund V, L.P. (the "Registrant") on Form 10-K for the year ended December 31, 2004, as filed on March 30, 2005 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Capital Corporation ("TCC") and Principal Financial and Accounting Officer of TCC, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 30, 2005



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